Form 10-Q
period 1996-03-31
EVEREN CAPITAL CORP
filed 1996-05-15
CIK 945770

                                                             Total # of Pages 17

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)



     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
        ENDED March 31, 1996 OR
              --------------
   ---- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM                    TO
             ------------------    ------------------

Commission File Number         1-13940
                      ----------------------------------------------------------



                           EVEREN CAPITAL CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          DELAWARE                                            36-4019175
- - ----------------------------------------                  --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

77 West Wacker Drive
  Chicago, Illinois                                                60601
- - ----------------------------------------                  --------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code          (312)  574-6000
                                                          --------------------



     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of May 9, 1996:

        $.01 par value common stock - 11,496,537
        $.01 par value non-voting common stock - 107,400

                                    INDEX
                                    -----
                                                                            Page


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited):

             Consolidated Statements of Financial Condition -
                  March 31, 1996 and December 31, 1995                      3

             Consolidated Statements of Operations - Three
                  months ended March 31, 1996 and 1995                      4

             Consolidated Statement of Changes in Stockholders' Equity -
                  Three months ended March 31, 1996                         5

             Consolidated Statements of Cash Flows -Three months
                  ended March 31, 1996 and 1995                             6

             Notes to Consolidated Financial Statements                     7

Item 2.      Management's Discussion and Analysis -
                  Results of Operations
                  Liquidity and Capital Resources                           9


PART II.     OTHER INFORMATION

Item 5.      Other Information                                             13

Item 6.      Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                            MARCH 31,
                 ASSETS                                                       1996      DECEMBER 31,
                                                                          (UNAUDITED)      1995
                                                                         -----------  ------------
Cash and Cash Equivalents                                                 $   19,556    $   14,585
Cash and Securities Segregated Under
   Federal and Other Regulations                                              17,005        15,556
Receivables from:
   Customers                                                                 696,964       648,659
   Brokers and Dealers                                                       140,530       145,762
   Others                                                                     47,106        51,496
Securities Owned, at Market                                                  155,576       141,256
Securities Purchased Under Agreements to Resell                              527,866     1,308,495
Investment in Mortgage-Backed Certificates
   available-for-sale, at fair value                                         146,616       156,457
Fixed Assets, At Cost, Net                                                    45,200        49,403
Other Assets                                                                  22,505        18,958
                                                                          ----------    ----------
                                                                          $1,818,924    $2,550,627
                                                                          ==========    ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Bank Loans Payable                                                        $  340,600    $  297,800
Payables to:
   Customers                                                                 195,136       223,757
   Brokers and Dealers                                                        54,417        78,410
Collateralized Mortgage Obligations                                          139,548       143,878
Securities Sold, Not Yet Purchased, at Market                                 67,672        91,632
Securities Sold Under Agreements to Repurchase                               515,588     1,282,788
Deferred Income Taxes                                                         22,645        26,118
Accounts Payable, Accrued Expenses and
    Other Liabilities                                                        311,861       246,328
                                                                          ----------    ----------
                                                                           1,647,467     2,390,711
                                                                          ----------    ----------

Commitments and Contingencies

Exchangeable Preferred Stock, $.01 par value per share;
        10,000,000 shares authorized; 1,286,158 and 1,244,168 shares
        issued and outstanding at March 31, 1996 and December 31, 1995,       31,615        28,343
        respectively

Stockholders' Equity:
Common Stock, $.01 par value per share; 40,000,000
        shares authorized, 11,496,537 and 11,496,970 shares issued and outstanding at March 31, 1996 and
        December 31, 1995, respectively                                          115           115
Nonvoting Common Stock, $.01 par value per share;
        400,000 shares authorized, 107,400 shares issued
        and outstanding                                                            1             1
Additional Paid-in Capital                                                   152,892       449,396
Unrealized gain (loss) on available-for-sale securities, net of
        income taxes                                                          (3,576)       11,497
Unearned KSOP Shares                                                         (15,219)      (22,875)
Treasury Stock, at cost, 5,333 shares and 3,239 shares, respectively             (45)          (22)
Accumulated Deficit                                                                -      (306,539)
Retained Earnings (since January 1, 1996)                                      5,674             -
                                                                          ----------    ----------
                                                                             139,842       131,573
                                                                          ----------    ----------
                                                                          $1,818,924    $2,550,627
                                                                          ==========    ==========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                         1996       1995
                                       -------    --------
Revenue:
   Commissions                         $ 98,009   $ 77,601
   Interest and dividends                18,191     20,768
   Securities gains, net                  6,699      8,410
   Investment banking fees                3,421      3,281
   Investment management income          15,804     14,908
   Other                                  1,018        833
                                       --------   --------
   Total revenue                        143,142    125,801
                                       --------   --------

Expenses:
   Commissions, clearing,
    and exchange fees                    58,873     48,103
   Employee compensation and benefits    30,801     28,472
   Occupancy                             10,224     11,154
   Communications and data processing    10,321     10,666
   Interest                               9,254     13,651
   Other                                 13,031     18,901
                                       --------   --------
    Total expenses                      132,504    130,947
                                       --------   --------

   Income (loss) before income taxes     10,638     (5,146)

   Income tax benefit (expense)          (3,832)     1,930
                                       --------   --------

   Net income (loss)                   $  6,806   $ (3,216)
                                       ========   ========





See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)



                                                               Unrealized
                                                                  gain                                       Retained
                                      Common Stock  Additional  (loss) on     Unearned                       Earnings   Total
                                    ---------------  Paid-In   available for    ESOP   Treasury  Accumulated  (Since  Stockholders'
                                  Voting  Non-voting Capital  sale securities  Shares    Stock    Deficit    (1/1/96)   Equity
                                  ------  ---------- ------- ----------------- -------  -------  -----------  -------- ------------

Balances at December 31, 1995       $115   $ 1      $ 449,396   $ 11,497       $ (22,875) $ (22)  $(306,539)   $       - $131,573
Quasi-reorganization adjustments
 at January 1, 1996:
  Restatement of assets and
   liabilities to estimated fair
   value                                               (3,675)                                                             (3,675)
  Transfer of deficit and unrealized
  gain at January 1, 1996 to
  additional paid in capital                         (295,042)   (11,497)                           306,539                  -
Amount received from former
 parent under indemnification
 agreement                                              1,406                                                               1,406
Release of KSOP shares                                    807                      7,656                                    8,463
Dividends on exchangeable
 preferred stock                                                                                                 (1,132)   (1,132)
Unrealized gain (loss) for
 the period                                                       (3,576)                                                  (3,576)
Purchase of treasury stock                                                                  (23)                              (23)
Net income                                                                                                        6,806     6,806
                                    ----            ---------    --------      ---------  -----   ---------     -------  --------
Balances at March 31, 1996          $115   $ 1      $ 152,892     (3,576)     $ (15,219)  $ (45)  $      -      $ 5,674  $139,842
                                    ====   ===      =========    ========      =========  =====   =========     =======  ========


See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                  1996     1995

                                                                              ---------  ---------
Cash flows from operating activities:
       Net income (loss)                                                      $   6,806  $ (3,216)
       Adjustments to reconcile net loss to net cash flows
        from operating activities: -
        Depreciation and amortization                                             3,727     4,185
        Deferred income taxes                                                      (720)        -
        Change in assets and liabilities:
           Cash and securities segregated under federal
             and other regulations                                               (1,449)   (1,700)
           Receivables from/payables to:
             Customers                                                          (76,926)   21,752
             Brokers and dealers                                                (18,761)   30,343
             Affiliates                                                               -    (3,402)
             Others                                                               4,390      (359)
           Securities owned                                                     (14,320)   (7,688)
           Securities purchased under agreements to resell                      780,629  (101,523)
           Other assets                                                             434     2,280
           Securities sold, not yet purchased                                   (23,960)   36,683
           Securities sold under agreements to repurchase                     (767,200)    98,333
           Accounts payable, accrued expenses,
            and other liabilities                                               59,953    (27,945)
                                                                              --------   --------
Net cash flows from operating activities                                       (47,397)    47,743
                                                                              --------   --------
Cash flows from investing activities:
       Collections of principal on investments in mortgage-
        backed securities                                                        4,339      3,888
       Purchase of investments in mortgage-backed securities                         -    (20,532)
       Proceeds from sale of fixed assets                                        2,120          -
       Acquisition of fixed assets, net                                         (1,644)    (1,818)
                                                                              --------   --------
Net cash flows from investing activities                                         4,815    (18,462)
                                                                              --------   --------
Cash flows from financing activities:
       Amount collected under indemnification agreement                          1,406          -
       Proceeds from the issuance of collateralized mortgage obligations             -     20,155
       Repayment of collateralized mortgage obligations                         (4,330)    (3,532)
       Increase (decrease) in bank loans payable                                50,500    (50,053)
       Purchase of treasury stock                                                  (23)         -
                                                                              --------   --------
Net cash flows from  financing activities                                       47,553    (33,430)
                                                                             ---------   --------
Increase (decrease) in cash and cash equivalents                                 4,971     (4,149)
Cash and cash equivalents at beginning of the period                            14,585     10,522
                                                                             ---------   --------
Cash and cash equivalents at end of the period                               $  19,556   $  6,373
                                                                             =========   ========

Supplemental disclosure of cash flow information-interest
 paid                                                                        $   8,718   $ 11,927
                                                                             =========   ========


See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 1996
- - --------------------------------------------------------------------------------
(1)  GENERAL INFORMATION

     The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of EVEREN Capital Corporation and its subsidiaries (the "Company"). The consolidated financial statements are unaudited. However, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the interim financial statements have been made. Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K. All material intercompany balances and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of results for the entire year. Certain reclassifications have been made in the prior period financial statements to conform to the current year presentation.

(2)  NET CAPITAL RULE

     EVEREN Securities, Inc. ("ESI") and EVEREN Clearing Corporation ("ECC"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the Securities and Exchange Commission ("SEC"). Both ESI and ECC operate under the alternative method, as defined, of computing minimum net capital. At March 31, 1996, ESI had net capital of approximately $79.4 million which was approximately $78.4 million in excess of its required minimum net capital. At March 31, 1996, ECC had net capital of approximately $55.3 million which was approximately $41.1 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

     The Company is restricted in its ability to pay dividends to its common stockholders by certain covenants of the KSOP loan and the Series A Exchangeable Preferred Stock ("Exchangeable Preferred Stock"). The Company does not currently intend to pay cash dividends on its common stock in the foreseeable future. In addition, the ability of the Company to pay cash dividends is dependent on the receipt of dividends or other payments from its subsidiaries. Any dividends on the Exchangeable Preferred Stock are required to be paid in shares of Exchangeable Preferred Stock in lieu of cash until the KSOP loan is repaid in full.

(3)  COMMITMENTS AND CONTINGENCIES

     The Company has been named as a defendant in various legal actions in connection with its securities and commodities business. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with outside counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial position of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)
                                MARCH 31, 1996
- - --------------------------------------------------------------------------------

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at March 31, 1996, and subsequently settled, had no material effect on the consolidated financial position of the Company.

(4)  QUASI - REORGANIZATION

     The Company, with approval from its Board of Directors, implemented a quasi-reorganization effective January 1, 1996 and revalued certain assets and liabilities to fair value as of that date. This revaluation resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. The balance in retained earnings at March 31, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization.

(5)  SUBSEQUENT EVENTS

     On April 30, 1996 the Company completed the sale of BETA Systems Inc., a wholly-owned data processing and quote service subsidiary, for $63.5 million. The sale, which resulted in an after-tax gain of approximately $30 million, will be reflected in the Company's second quarter results.

     On May 1, 1996 the Company repaid the remaining balance on the KSOP loan.

     On May 8, 1996 the Board of Directors approved the exchange of all of the Company's outstanding shares of Exchangeable Preferred Stock for 13.5 percent Junior Subordinated Debentures due 2007 on June 17, 1996; and declared a cash dividend of $.84375 per share, to all holders of record at the close of business on May 23, 1996, of Exchangeable Preferred Stock, payable on June 17,1996.

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The Company's business activities, primarily retail securities brokerage, as well as its securities trading, investment banking and other operations are highly competitive and subject to various risks, particularly volatile trading markets and fluctuations in the volume of market activity. As a result, the Company's revenue and earnings have been, and may continue to be, subject to wide fluctuations, reflecting the impact of many factors including: economic and securities market conditions, changes in interest rates, competitive conditions within the industry, and regulatory developments. Consequently, the results of operations for a particular interim period may not be indicative of results to be expected for an entire fiscal year.

The first quarter of 1996 was characterized by continued strong conditions in the equity markets, reflecting continued investor optimism concerning inflation and interest rate stability. For the three months ended March 31, 1996, the Company generated net income of $6.8 million, which represents an improvement of $10.0 million, when compared to the net loss of $3.2 million reported in the first quarter of 1995.

Revenue totaled $143.1 million and $125.8 million for the three months ended March 31, 1996 and 1995, respectively. The $17.3 million (14%) increase in total revenue in the current period is the result of a $20.4 million (26%) increase in commission revenue, to $98.0 million for the three months ended March 31, 1996, up from $77.6 million in the corresponding period in 1995. The strong market conditions coupled with increased investment consultant productivity in the first quarter of 1996 contributed to the increased commission revenues reported in the current period. In 1995, the uncertainty that surrounded the Company's ownership negatively effected production per investment consultant and underwriting activities in the comparative quarter.

Interest and dividend income decreased $2.6 million (12%) to $18.2 million for the three months ended March 31, 1996, when compared to the same period in 1995, due to lower average inventory balances, reduced average margin debit balances and a lower average rate of interest earnings on margin accounts. The decline in interest and dividend income was more than offset by a decrease in interest expense of $4.4 million as discussed in detail below.

Securities gains revenue (trading profits) decreased $1.7 million to $6.7 million for the three months ended March 31, 1996, compared with $8.4 million for the corresponding period in 1995, due to decreased levels of securities inventory in the current quarter. Investment banking fees, investment management income and other income remained relatively constant in the first quarter of 1996 when compared to the same period in 1995.

Total expenses increased $1.6 million (1%) for the three months ended March 31, 1996, to $132.5 million from $130.9 million for the period ended March 31, 1995. This slight increase is the net result of an increase in production-related compensation directly attributable to improved revenue which was offset by reduced operating expenses from the continued focus on cost containment. Expenses for brokerage commissions, clearing and exchange fees increased $10.8 million (22%) to $58.9 million for the three months ended March 31, 1996 from $48.1 million for the corresponding period in 1995 due to higher commission expense (a direct result of increased commission revenue) and increased production-based compensation accruals.

All other operating expenses, excluding interest, decreased $4.8 million (7%) to $64.4 million from $69.2 million, as the benefits of cost containment programs continue to be realized. Specifically, when comparing the periods ended March 31, 1996 and 1995, occupancy decreased $.9 million (8%); communications and data processing decreased $.3 million (3%) and all other expenses, which include promotional, litigation-related and general administrative expenses decreased $5.9 million, $2.2 million (12%) after excluding a $3.7 million pretax charge from first quarter 1995 expenses related to the failure of a correspondent firm of the Company's clearing subsidiary in March 1995. Employee compensation and benefits costs increased $2.3 million (8%) for the three months ended March 31, 1996 when compared to the corresponding period in 1995 primarily due to increased performance-based compensation accruals. Interest expense decreased for the three months ended March 31, 1996 to $9.3 million, down $4.4 million (32%) from the corresponding period in 1995, the combined result of reduced costs of financing lower levels of securities inventory and customer margin accounts, and reduced levels of long-term debt due to the Company's separation from Kemper Corporation which occurred in the third quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

EVEREN Capital Corporation ("EVEREN") is the parent holding company for EVEREN Securities Holdings, Inc. ("ESHI"), the holding company for the Company's operating subsidiaries. EVEREN's majority shareholder is the EVEREN Capital Corporation 401(K) and Employee Stock Ownership Trust which is part of the EVEREN Capital Corporation 401(K) and Employee Stock Ownership Plan (the "KSOP"). In connection with, and as part of the KSOP's purchase of the Company's common stock, $55 million of bank debt was incurred by the Company to provide financing (the "KSOP loan"). As the parent, EVEREN expects to receive from its subsidiaries dividends, interest on any loans and payments for federal income tax. Dividends and other distributions, as well as certain interest payments, to EVEREN from its registered broker-dealer subsidiaries, which are expected to be the holding company's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations and the KSOP loan covenants. The "net capital" rules are the primary regulatory restrictions. EVEREN's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiaries' creditors, including customers of the broker-dealer subsidiaries (except to the extent EVEREN itself may be a creditor with recognized claims).

The KSOP has agreed to repay the KSOP loan, and the KSOP's main source of funds for this and other purposes is anticipated to be contributions by the Company and proceeds from the KSOP's offering to KSOP Participants of common stock as an investment option in the KSOP (the "Founders' Offering"). In addition, Kemper Financial Companies, Inc. has agreed to indemnify the Company for the first $20 million of employer contributions (other than 401(k) contributions. As a result of the cash provided by the Founders' Offering and the related Company contributions, the KSOP loan balance was reduced to approximately $15.1 million at March 31, 1996. Additionally, as discussed in Note 5 to the financial statements included in Item 1 of this report, the remaining loan balance was repaid by the Company on May 1, 1996.

Any dividends on the Exchangeable Preferred Stock are required to be paid in shares of Exchangeable Preferred Stock in lieu of cash until the KSOP loan is repaid in full. The Company is restricted in its ability to pay dividends to its stockholders by certain covenants attached to the KSOP loan and the Exchangeable Preferred Stock. The Company does not intend to pay dividends on the common stock in the foreseeable future. During the quarter ended March 31, 1996, the Company accrued approximately $1.1 million of payment in kind Exchangeable Preferred stock dividends.

On May 8, 1996 the Board of Directors approved the exchange of all of the Company's outstanding shares of Exchangeable Preferred Stock for 13.5 percent Junior Subordinated Debentures due 2007 on June 17, 1996; and declared a cash dividend of $.84375 per share, to all holders of record at the close of business on May 23, 1996, of Exchangeable Preferred Stock, payable on June 17,1996.

As previously discussed in Note 5 to the financial statements included in Item 1 of this report, on April 30, 1996 the Company completed the sale of BETA Systems Inc., its wholly-owned data processing and quote service subsidiary, for $63.5 million. The sale resulted in an approximate $30 million after-tax gain, which will be included in the Company's second quarter results.

The Company, with approval from its Board of Directors, implemented a quasi-reorganization effective January 1, 1996 and revalued certain assets and liabilities to fair value as of that date. This revaluation resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. The balance in retained earnings at March 31, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization.

     Operating Subsidiaries

The Company's operating subsidiaries monitor cash and short-term assets to maintain adequate balances for timely payment of payables to customers and broker-dealers, and for performance under repurchase agreements. Subsidiaries historically have relied upon operating funds and collateralized bank loans to satisfy their liquidity and capital needs, and the capital structure of the Company anticipates no affiliate or other material long-term debt.

Principal sources of the operations' cash and liquidity are expected to be commissions, other operating revenues, repurchase agreements and collateralized bank loans. The amount of commissions varies with the business environment, primarily driven by market conditions discussed under "Results of Operations" above. Current levels of commission revenue are expected to be sufficient to satisfy the Company's on-going cash and liquidity needs. Furthermore, any future declines in commission revenue would be offset in significant part by decreases in variable production-related expenses. However, material long-term declines in commission revenue could require further modification to the Company's cost structure. Repurchase agreements are used primarily for customer accommodation purposes and to support the Company's inventory positions in U.S. government and agency securities. These securities inventories provide products and liquidity for customers and are not maintained for the Company's investment or market speculation. At March 31, 1996 the Company had entered into $58.9 million of repurchase agreements for customer accommodation purposes with a corresponding $43.4 million of reverse repurchase agreements; resulting in decreases of $737.8 million and $753.3 million, respectively, when compared to year end 1995 balances.

Collateralized bank loans totaling $305.5 million and unsecured credit arrangements totaling $20 million at March 31, 1996 are drawn from approximately $500 million in lines of credit extended by seven banks to the Company's clearing subsidiary. The level of these borrowings fluctuates daily, at times significantly, depending on market activity and customer margin activity levels. These borrowings are secured by customers' excess margin securities and the Company's securities inventory. Margin loans to customers totaled approximately $679 million at March 31, 1996.

The Company seeks to manage the off-balance sheet risks associated with its customers and its correspondent brokerage firms by requiring them to maintain margin collateral in excess of regulatory requirements. The Company's repurchase obligations also result in off-balance sheet risk.

Management believes that existing capital, funds from operations and current credit facilities will be sufficient to finance the Company's ongoing business, including its current recruitment programs. There are no known trends or uncertainties which would cause a material change in the Company's capital structure. The majority of the Company's assets are funded with liabilities that reprice on a matched basis, generally producing a positive spread. As a result, the Company's operations have modest exposure to fluctuations in interest rates (other than the effect of interest rate volatility on market conditions and prices of fixed income securities).

The Company's assets are to a large extent liquid in nature and, as such, are not significantly affected by inflation. The rate of inflation does, however, affect the Company's operating expenses, such as employee compensation and benefits, facilities leasing costs and communication charges, which, depending in large part on competitive conditions, may not be readily recovered in the price of services offered by the Company.

     Derivative Financial Instruments

The Company has entered into certain futures and options contracts on a limited basis in the ordinary course of its business to hedge or modify exposures to interest rate fluctuations related to its unit investment trust products origination and interest-sensitive securities in its inventory. Given the limited use of such derivatives, the Company does not expect any losses relating to its derivative investments that would not be materially offset with corresponding gains on the securities hedged. Both the securities hedged and the derivative instruments are carried on the balance sheet at their market values. Gains and losses, both realized and unrealized, from both the hedged securities and the derivative instruments are included in income currently.

PART II - OTHER INFORMATION

Item 5. OTHER INFORMATION

        On April 30, 1996, the Company completed its previously announced sale of all of the issued and outstanding shares of stock of BETA Systems Inc. to Thomson Holdings Inc., a subsidiary of The Thomson Corporation, for a cash purchase price of $63.5 million. BETA Systems Inc. will continue to provide its services to the Company under long-term service contracts.

        On May 8, 1996 the Board of Directors approved the exchange of all the company's outstanding shares of Exchangeable Preferred Stock for 13.5 percent Junior Subordinated Debentures due 2007 on June 17, 1996, and declared a cash dividend of $.84375 per share, to all holders of record at the close of business on May 23, 1996, of Exchangeable Preferred Stock, payable on June 17, 1996.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         11   Statement regarding computation of per share earnings
         27   Financial Data Schedule

     (b) Reports on Form 8-K

     On February 7, 1996, EVEREN filed a Report on Form 8-K, and reported under
Item 5, Other Events, as follows:

          For the quarter ended December 31, 1995, its first as an independent, employee-owned company, EVEREN Capital Corporation reported after-tax net earnings of $6.2 million, on net revenues of $131.1 million. For the full year the company reported an after-tax net loss of $15.9 million, on net revenues of $490.6 million. Copies of announcements distributed to employees and to holders of the Company's Series A Exchangeable Preferred Stock are included as Exhibits 99.1 and 99.2, respectively.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVEREN CAPITAL CORPORATION



Date: May 14, 1996                 By: /s/Daniel D. Williams
                                       ---------------------
                                       Daniel D. Williams
                                       Senior Executive Vice President
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial Officer)




                                   By: /s/Thomas M. Mansheim
                                       ---------------------
                                       Thomas M. Mansheim
                                       Senior Vice President
                                       Controller and Chief Accounting Officer

                                EXHIBIT INDEX




  Exhibit No.  Description                                            Page No.
  -----------  -----------------------------------------------------  --------
  11           Statement regarding computation of per share earnings

  27           Financial Data Schedule