Form 10-Q
period 1996-06-30
EVEREN CAPITAL CORP
filed 1996-07-30
CIK 945770

                                                             Total # of Pages

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
___  EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
     ___________


Commission File Number         1-13940
                             -----------------------------------------------


                           EVEREN CAPITAL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              36-4019175
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          77 West Wacker Drive
           Chicago, Illinois                                        60601
- ----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
                                                     ------------------

          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
     ---      ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of July 21, 1996:

          $.01 par value common stock - 11,532,903
          $.01 par value non-voting common stock - 216,150

                                     INDEX
                                     -----

                                                                          Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Statements of Financial Condition -
                June 30, 1996 and December 31, 1995                        3

         Consolidated Statements of Operations - Three and six
                months ended June 30, 1996 and 1995                        4

         Consolidated Statement of Changes in Stockholders' Equity -
                Six months ended June 30, 1996                             5

         Consolidated Statements of Cash Flows - Six months
                ended June 30, 1996 and 1995                               6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis -
                Results of Operations
                Liquidity and Capital Resources                           10


PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                            18

Item 4.  Submission of Matters to a Vote of
          Security Holders                                                18

Item 6.  Exhibits and Reports on Form 8-K                                 19

SIGNATURES                                                                20

EXHIBIT INDEX                                                             21

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30,
               ASSETS                                                        1996      DECEMBER 31,
                                                                          (UNAUDITED)      1995
                                                                          -----------  -------------

Cash and cash equivalents                                                 $   43,195     $   14,585
Cash and securities segregated under
  federal and other regulations                                               16,139         15,556
Receivables from:
 Customers                                                                   734,319        648,659
 Brokers and dealers                                                         161,007        145,762
 Others                                                                       44,172         51,496
Securities owned, at market                                                  181,173        141,256
Securities purchased under agreements to resell                              382,420      1,308,495
Investment in mortgage-backed certificates
 available-for-sale, at fair value                                           149,069        156,457
Fixed assets, at cost, net                                                    34,771         49,403
Other assets                                                                  21,120         18,958
                                                                          ----------     ----------
                                                                          $1,767,385     $2,550,627
                                                                          ==========     ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Bank loans payable                                                        $  220,000     $  297,800
Payables to:
 Customers                                                                   187,697        223,757
 Brokers and dealers                                                         241,190         78,410
Collateralized mortgage obligations                                          143,723        143,878
Securities sold, not yet purchased, at market                                 77,057         91,632
Securities sold under agreements to repurchase                               389,431      1,282,788
Deferred income taxes                                                         20,612         26,118
Accounts payable, accrued expenses and
  other liabilities                                                          260.242        246,328
                                                                          ----------     ----------
                                                                           1,539,952      2,390,711
                                                                          ----------     ----------

Junior subordinated debentures, 13.5% due 2007                                31,542              -

Exchangeable preferred stock, $.01 par value per share;
  10,000,000 shares authorized; 1,244,168 shares
  issued and outstanding at December 31, 1995,                                     -         28,343

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value per share; 40,000,000
  shares authorized, 11,854,579 and 11,496,970 shares issued and outstanding at June 30, 1996 and
  December 31, 1995, respectively                                                119            115
Nonvoting common stock, $.01 par value per share;
  400,000 shares authorized, 216,150 and 107,400 shares issued
  and outstanding at June 30, 1996 and December 31, 1995, respectively             2              1
Additional paid-in capital                                                   168,638        449,396
Unrealized gain (loss) on available-for-sale securities, net of
  income taxes                                                                (4,698)        11,497
Unearned KSOP shares                                                         (13,611)       (22,875)
Unearned restricted stock                                                     (1,444)             -
Treasury stock, at cost,  20,690 and 3,239 shares at June 30, 1996 and
  December 31, 1995, respectively                                               (210)           (22)
Accumulated deficit                                                                -       (306,539)
Retained earnings (since January 1, 1996)                                     47,095              -
                                                                          ----------     ----------
                                                                             195,891        131,573
                                                                          ----------     ----------
                                                                          $1,767,385     $2,550,627
                                                                          ==========     ==========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          Three                     Six
                                                          Months                   Months
                                                      Ended June 30,           Ended June 30,
                                                    1996        1995         1996        1995
                                                 ---------------------    ---------------------
Revenue:
   Commissions                                   $ 60,277     $ 47,189    $117,709     $ 89,525
   Principal transactions                          34,469       30,180      65,345       57,595
   Investment banking                              16,540       11,807      26,983       23,353
   Asset management                                13,231       13,031      27,712       25,790
   Other                                           13,486       12,112      25,209       23,090
   Interest and dividends                          19,278       20,460      37,469       41,228
                                                  -------      -------     -------      -------
    Total revenue                                 157,281      134,779     300,427      260,581
   Interest expense                                 9,203       13,368      18,457       27,019
                                                  -------      -------     -------      -------
    Net revenue                                   148,078      121,411     281,970      233,562
                                                  -------      -------     -------      -------

Expenses:
   Compensation and benefits                       88,893       80,193     175,619      153,994
   Brokerage and clearance                          3,899        2,729       6,849        5,502
   Communications                                   9,567       10,703      19,888       21,368
   Occupancy and equipment                         10,052       10,929      20,276       22,083
   Promotional                                      4,375        3,269       8,357        6,486
   Other                                           10,881       12,568      19,930       28,255
                                                  -------      -------     -------      -------
    Total expenses                                127,667      120,391     250,919      237,688
   Gain on sale of subsidiary                      50,181            -      50,181            -
                                                  -------      -------     -------      -------
   Income (loss) before income taxes               70,592        1,020      81,232       (4,126)

   Income tax (benefit) expense                    28,173          517      32,007       (1,413)
                                                  -------      -------     -------      -------

   Net income (loss)                             $ 42,419     $    503    $ 49,225     $ (2,713)
                                                  =======      =======     =======      =======

   Dividends on exchangeable preferred stock     $  1,085                 $  2,130
                                                  =======                  =======

   Net earnings applicable to common shares      $ 41,334                 $ 47,095
                                                  =======                  =======

   Weighted average common shares              10,082,787                9,454,163
    outstanding                                ==========                =========

   Net earnings per common share                 $   4.10                 $   4.98
                                                  =======                  =======

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          consolidated statements of changes in stockholders' equity six months ended june 30, 1996
                                  (unaudited)
                                (in thousands)

                                    Common Stock        Additional                            Unrealized gain         Unearned
                                ---------------------    Paid-In          Unearned          (loss) on available         ESOP
                                Voting     Non-voting    Capital      restricted stock      for sale securities        shares
                                ------     ----------    -------      ----------------      --------------------      --------
Balances at December 31,1995    $  115     $       1     $449,396     $          -               $  11,497            $ (22,875)
Quasi-reorganization
  adjustments at January
  1,1996:
    Restatement of assets and
      liabilities to estimated
      fair value                                           (3,675)
    Transfer of deficit and
      unrealized gain at January
      1, 1996 to additional paid
      in capital                                         (295,042)                                 (11,497)
Amount received from former
  parent under indemnification
  agreement                                                 2,811
Release of KSOP shares                                      7,368                                                         9,264
Issuance of additional non-voting
  restricted stock                                 1        1,515           (1,444)
Issuance of additional common
  stock                              4                      4,179
Dividends on exchangeable
  preferred stock
Unrealized gain (loss) for
  the period                                                                                        (4,698)
Accretion of exchangeable preferred
  stock                                                       (14)
Tax benefit related to stock
  options                                                   2,100
Purchase of treaury stock
Net income
                                ------     ---------     --------     ------------                 -------            ---------
Balances at June 30, 1996       $  119     $       2     $168,638     $     (1,444)                $(4,698)           $ (13,611)
                                ======     =========     ========     ============                 =======            =========

                                                                                 Retained             Total
                                           Treasury       Accumulated            Earnings         Stockholders'
                                             Stock          Deficit           (Since 1/1/96)         Equity
                                           ---------      -----------        ----------------     -------------
Balances at December 31,1995               $     (22)      $(306,539)             $      -            $ 131,573
Quasi-reorganization
  adjustments at January
  1,1996:
    Restatement of assets and
      liabilities to estimated
      fair value                                                                                        (3,675)
    Transfer of deficit and
      unrealized gain at January
      1, 1996 to additional paid
      in capital                                            306,539                                          -
Amount received from former
  parent under indemnification
  agreement                                                                                              2,811
Release of KSOP shares                                                                                  16,632
Issuance of additional non-voting
  restricted stock                                                                                          72
Issuance of additional common
  stock                                                                                                  4,183
Dividends on exchangeable
  preferred stock                                                                  (2,130)              (2,130)
Unrealized gain (loss) for
  the period                                                                                            (4,698)
Accretion of exchangeable preferred
  stock                                                                                                    (14)
Tax benefit related to stock
  options                                                                                                2,100
Purchase of treaury stock                      (188)                                                      (188)
Net income                                                                         49,225               49,225
                                           --------        --------              --------            ---------
Balances at June 30, 1996                  $   (210)       $      -              $ 47,095            $ 195,891
                                           ========        ========              ========            =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                             1996        1995
                                                                          ----------  ----------
Cash flows from operating activities:
     Net income (loss)                                                    $  49,225   $  (2,713)
     Adjustments to reconcile income (loss) to net cash flows
       from operating activities:
       Gain on sale of subsidiary                                           (50,181)          -
       Release of KSOP shares                                                 7,368           -
       Amortization of restricted stock                                          72           -
       Depreciation and amortization                                          6,922       8,432
       Deferred income taxes                                                  1,414           -
       Change in assets and liabilities:
         Cash and securities segregated under federal
           and other regulations                                               (583)     (1,520)
         Receivables from/payables to:
           Customers                                                       (121,720)     20,309
           Brokers and dealers                                              145,623      56,891
           Affiliates                                                             -      (4,222)
           Others                                                            (2,957)     (4,973)
         Securities owned                                                   (39,917)     33,129
         Securities purchased under agreements to resell                    926,075    (243,400)
         Other assets                                                           383       6,199
         Securities sold, not yet purchased                                 (14,575)     (5,487)
         Securities sold under agreements to repurchase                    (893,357)    222,622
         Accounts payable, accrued expenses,
           and other liabilities                                             13,909     (23,293)
                                                                          ---------   ---------
Net cash flows from operating activities                                     27,701      61,974
                                                                          ---------   ---------
Cash flows from investing activities:
     Net proceeds from sale of subsidiary                                    59,346           -
     Purchase of investments in mortgage-backed securities                   (9,505)    (35,123)
     Collections of principal on investments in mortgage-
       backed securities                                                      9,665       8,747
     Proceeds from sale of fixed assets                                       2,120           -
     Acquisition of fixed assets, net                                        (3,998)     (3,613)
                                                                          ---------   ---------
Net cash flows from investing activities                                     57,628     (29,989)
                                                                          ---------   ---------
Cash flows from financing activities:
     Release of shares related to KSOP loan                                   9,264           -
     Amount collected under indemnification agreement                         9,061           -
     Proceeds from the issuance of collateralized mortgage obligations        9,422      34,080
     Repayment of collateralized mortgage obligations                        (9,577)     (7,448)
     Decrease in bank loans payable                                         (77,800)    (62,053)
     Proceeds from issuance of common stock                                   4,183           -
     Dividend on exchangeable preferred stock                                (1,084)          -
     Purchase of treasury stock                                                (188)          -
                                                                          ---------   ---------
Net cash flows from financing activities                                   (56,719)    (35,421)
                                                                          ---------   ---------
Increase (decrease) in cash and cash equivalents                             28,610      (3,436)

Cash and cash equivalents at beginning of the period                         14,585      10,522
                                                                          ---------   ---------

Cash and cash equivalents at end of period                                $  43,195   $   7,086
                                                                          =========   =========

Supplemental disclosure of cash flow information-
  interest paid                                                           $  17,978   $  23,008
                                                                          =========   =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996
- -------------------------------------------------------------------------------

(1)  GENERAL INFORMATION
     -------------------

     The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of EVEREN Capital Corporation and its subsidiaries (the "Company"). The consolidated financial statements are unaudited. However, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the accompanying consolidated financial statements.

     Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

     All material intercompany balances and transactions have been eliminated. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of results for the entire year.

(2)  RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made in prior period financial statements to conform to the current period financial statement presentation.

(3)  NET CAPITAL RULE
     ----------------

     EVEREN Securities, Inc. ("ESI") and EVEREN Clearing Corp. ("ECC"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. Both ESI and ECC operate under the alternative method, as defined, of computing minimum net capital. At June 30, 1996 ESI had net capital of approximately $108.1 million which was approximately $107.1 million in excess of its required minimum net capital. At June 30, 1996 ECC had net capital of approximately $58.7 million which was approximately $44.1 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their respective parents.

                           EVERN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996
- -------------------------------------------------------------------------------

(4)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at June 30, 1996 and subsequently settled had no material effect on the consolidated financial position of the Company.

(5)  QUASI - REORGANIZATION
     ----------------------

     The Company, with approval from its Board of Directors, implemented a quasi-reorganization effective January 1, 1996 and revalued certain assets and liabilities to fair value as of that date. This revaluation resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. The balance in retained earnings at June 30, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization.

(6)  SALE OF SUBSIDIARY
     ------------------

     On April 30, 1996 the Company completed the sale of BETA Systems Inc., a wholly-owned data processing and quote services subsidiary, for $63.5 million. The sale, which resulted in an after-tax gain of approximately $30.2 million, is included in the Company's second quarter results.

(7)  EXCHANGE OF PREFERRED STOCK
     ---------------------------

     On June 17, 1996 the Company exchanged all of its outstanding shares of Exchangeable Preferred Stock for 13.5 percent Junior Subordinated Debentures due 2007 (the "Debentures").

(8)  SUBSEQUENT EVENTS
     -----------------

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996
- -------------------------------------------------------------------------------

     On July 22, 1996 the Board of Directors authorized the Company to pay a cash dividend of $1.18 per share on August 5, 1996 to holders of record as of July 23, 1996. This will allow the KSOP to repay the balance of its loan to the Company, thereby releasing substantially all remaining unallocated shares to employee participant accounts.

     On July 25, 1996 the Company entered into a joint venture agreement ("JVA") pursuant to which it will acquire an initial 20% ownership interest in Mentor Investment Group, Inc. ("Mentor"), an asset management firm, for no direct cash consideration. The JVA calls for the Company to transfer money market mutual fund assets held in client accounts to Mentor-sponsored funds by December 31, 1996. The JVA also entitles the Company to earn an additional equity interest in Mentor, up to a maximum 50% ownership interest, based on revenues generated by assets attributable to the Company's clients. The Company will account for the joint venture as an equity investment.

     On July 30, 1996 the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal, plus accrued interest. This redemption will result in an after-tax extraordinary charge of approximately $3.0 million due to the early extinguishment of debt which will be included in the Company's third quarter results of operations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto, contained in Item 1 of this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors.

BUSINESS ENVIRONMENT

     The Company's principal business activity, retail broker-dealer operations, as well as its investment banking, institutional sales, investment advisory, clearing and other services, are highly competitive and subject to various risks, volatile trading markets and fluctuations in the volume of market activity. As a result, the Company's revenue and earnings have been, and may continue to be, subject to wide fluctuations including economic and securities market conditions, changes in interest rates, competitive conditions within the industry, and regulatory developments. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

     Industry market conditions were generally favorable during 1995 and the first six months of 1996. Prior to the second quarter of 1995, fixed income securities markets were volatile which, in turn, adversely impacted revenues in fixed income securities. In mid-1995, interest rates stabilized and began to trend downward, positively impacting fixed income securities prices and both the institutional and the retail sectors of the securities industry. In addition, favorable economic conditions created a stronger retail demand for equity securities and related products beginning in mid-1995 and continuing through the first six months of 1996.

COMPANY DEVELOPMENTS

     Management believes that, until its separation from Kemper Corporation ("Kemper"), ownership uncertainty adversely impacted the Company in a number of areas, most notably the Company's ability to recruit and retain qualified revenue-producing personnel, the productivity of the Company's retail branch network and the Company's participation in investment banking transactions. As a result of these ownership uncertainties and increased market volatility, management implemented a defensive strategy focusing on the retention of the Company's existing workforce, a resizing of its operations and general cost containment. Management believes all of the aforementioned factors depressed the Company's performance, despite generally favorable market conditions during much of this time period. Upon its separation from Kemper in the third quarter of 1995, the ownership uncertainty was resolved. Management believes ownership resolution has contributed to a significant turnaround in the Company's profitability, aided in the retention and recruitment of quality employees and enabled the Company to undertake certain strategic initiatives.

     Effective January 1, 1996 the Company implemented a quasi-reorganization and revalued certain assets and liabilities to fair value as of that date. This revaluation resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. Such revaluation will not have a significant impact on the future operating results of the Company. The balance in retained earnings at June 30, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization. Management believes that effecting the quasi-reorganization as of January 1, 1996 was appropriate in order to reflect the emergence of the Company as a new organization and signal the end of its transition from a wholly-owned subsidiary to a fully independent company.

     Consistent with its strategy to focus on core retail and capital markets businesses, on April 30, 1996 the Company completed the sale of BETA Systems, Inc. ("BETA"), a wholly-owned data processing and quote service subsidiary, for $63.5 million. The sale, which resulted in a pre-tax gain of approximately $50.2 million and an after-tax gain of approximately $30.2 million, is reflected in the Company's second quarter results. Management believes that the loss of BETA's net income will be more than offset by increased net interest income as well as by reduced data processing and quote service expenses resulting from new five-year operating agreements executed in connection with the sale.

     On June 17, 1996 the Company exchanged all of its outstanding Exchangeble Preferred Stock for an aggregate $32.2 million principal amount of the Debentures. On July 30, 1996 the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal or $36.0 million, plus accrued interest. This redemption will be funded principally through $36.0 million of new bank borrowings anticipated by the Company and will result in an after-tax extraordinary charge of approximately $3.0 million in the quarter ending September 30, 1996 due to the early extinguishment of debt.

     On July 25, 1996 the Company entered into a joint venture agreement ("JVA") pursuant to which it will acquire an initial 20% ownership interest in Mentor Investment Group, Inc. ("Mentor"), the asset management subsidiary of Wheat First Butcher Singer, Inc., a Mid-Atlantic based regional securities brokerage firm, for no direct cash consideration. Under the terms of the JVA, the Company's ownership interest may increase to as much as 50%. This joint venture will be accounted for as an equity investment, and future operating results will include the Company's proportionate share of the earnings or losses of Mentor.

     On August 5, 1996 the Company will pay a cash dividend of $1.18 per share on shares outstanding as of July 23, 1996. This dividend will allow the KSOP to repay its remaining loan balance to the Company, incurred in connection with its separation from Kemper, and will allow the release of the remaining KSOP shares to employee participant accounts. This dividend and release of shares required the recording of compensation expense of approximately $3.4 million (after-tax) which is included in the Company's results of operations for the period ended June 30, 1996.

     In order to provide additional ownership opportunities to employees, in the second quarter of 1996 the Company instituted three new employee benefit plans to provide current and future employees the opportunity to acquire the Company's common stock outside of the KSOP. In connection with these plans, the Company recognizes additional compensation expense equal to the difference between the fair value of the common stock issued and the amount of cash compensation otherwise payable or cash paid under each respective plan. In the absence of a public market, fair value, as used in all of the equity participation plans, is based upon periodic valuation analyses prepared by an independent investment banking firm.



COMPONENTS OF REVENUES AND EXPENSES

     Revenues. Commissions include revenues generated by executing listed and over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenues primarily include underwriting revenues, which are comprised of underwriting selling concessions, management fees and underwriting fees, as well as merger and acquisition and other advisory fees. Asset management revenues primarily include managed account fees and 12b-1 distribution fees. Other revenues include transaction and account fees, correspondent clearing and execution income and miscellaneous income. Interest income primarily includes interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers and collateralized mortgage obligations.

     Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes, and employee benefits, which are relatively fixed in nature. Brokerage and clearance expense include the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes charges for telecommunications, news and market data services, customer statements and depreciation on data processing and telecommunications equipment. Occupancy and equipment expense includes rent and operating expenses for facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expenses include general and administrative expenses, including professional services, litigation expenses, dues and assessments, and other miscellaneous expenses.

THREE AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1995


     The Company experienced strong operating results for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995. Revenues increased in all of the Company's businesses, expenses declined as percentages of net revenues, and net income (without giving effect to the gain realized from the sale of BETA) improved significantly. Management attributes these results to two principal factors. First, favorable conditions prevailed in the equity markets during the first half of 1996, reflecting continued investor optimism concerning inflation and interest rate stability. Second, this period reflects the continued benefits of ownership resolution, which management believes has enhanced employee motivation, confidence, commitment and productivity, and has allowed management to concentrate on its key strategic initiatives.

     Total revenues increased $22.5 million (17%) and $39.9 million (15%) to $157.3 million and $300.5 million for the three and six months ended June 30, 1996, respectively, from $134.8 million and $260.6 million for the three and six months ended June 30, 1995, respectively. Revenues increased in all of the Company's major product areas during the first six months of 1996. Net revenues increased $26.7 million (22%) and $48.4 million (21%) to $148.1 million and $282.0 million for the three and six months ended June 30, 1996, respectively, from and $121.4 million and $233.6 million for the three and six months ended June 30, 1995, respectively.

     Commission revenues increased $13.1 million (28%) and $28.2 million (32%) to $60.3 million and $117.7 million for the three and six months ended June 30, 1996, respectively, from $47.2 million and $89.5 million for the three and six months ended June 30, 1995, respectively, due to increased business in both the retail and institutional areas, consistent with the overall growth in listed share volume on all the major equity exchanges. During the current six month period, the Company benefited from a 26% increase in average production per investment consultant (commissions, principal sales credits, and 12b-1 and managed account fees credited to the production of an investment consultant divided by the average number of investment consultants during the period) when compared to the same period in 1995.

     Principal transaction revenues increased $4.3 million (14%) and $7.7 million (13%) to $34.5 million and $65.3 million for the three and six months ended June 30, 1996, respectively, from $30.2 million and $57.6 million for the three and six months ended June 30, 1995, respectively, due to the strong trading volumes generated in the Company's retail sector throughout the first half of 1996 and a significant increase in trading gains and principal sales credits from over-the-counter equity transactions, consistent with improved market conditions.

     Investment banking revenues increased $4.7 million (40%) and $3.6 million (15%) to $16.5 million and $27.0 million for the three and six months ended June 30, 1996, respectively, from $11.8 million and $23.4 million for the three and six months ended June 30, 1995, respectively. The increase in investment banking revenues was indicative of the increased underwriting activity seen throughout the industry and the Company's participation in a larger number of transactions. In addition, management believes that resolution of the Company's past ownership uncertainties has increased the Company's ability to participate in this type of business.

     Asset management revenues increased $0.2 million (2%) and $1.9 million (7%) to $13.2 million and $27.7 million for the three and six months ended June 30, 1996, respectively, from $13.0 million and $25.8 million for the three and six months ended June 30, 1995, respectively, due primarily to increased managed account fees and increased 12b-1 distribution fees in 1996, consistent with the strong mutual fund inflows seen throughout the industry.

     Other income increased $1.4 million (12%) and $2.2 million (10%) to $13.5 million and $25.3 million for the three and six months ended June 30, 1996, respectively, from $12.1 million and $23.1 million for the three and six months ended June 30, 1995, respectively. This resulted primarily from increased transactional fee income and a license fee earned by BETA prior to its sale.

     Interest and dividend income decreased $1.2 million (6%) and $3.7 million (9%) to $19.3 million and $37.5 million for the three and six months ended June 30, 1996, respectively, from $20.5 million and $41.2 million for the three and six months ended June 30, 1995, respectively, due to lower average inventory balances and a lower average rate of interest earnings on margin accounts. The decline in interest and dividend income was more than offset by a decrease in interest expense of $4.2 million (31%) and $8.5 million (31%) to $9.2 million and $18.5 million for the three and six months ended June 30, 1996, respectively, from $13.4 million and $27.0 million for the three and six months ended June 30, 1995, respectively. This decrease in interest expense was the net result of reduced costs of financing lower levels of securities inventories and customer margin accounts, and reduced levels of long-term debt which resulted from the separation from Kemper and the early repayment of the KSOP debt.

     Total non-interest expenses increased $7.3 million (6%) and $13.3 million (6%) to $127.7 million and $251.0 million for the three and six months ended June 30, 1996, respectively, from $120.4 million and $237.7 million for the three and six months ended June 30, 1995, respectively. This increase was the net result of an increase in production-related compensation attributable to higher revenue, partially offset by reduced operating expenses resulting from the Company's continued focus on cost containment.

     Compensation and benefits expense increased $8.7 million (11%) and $21.6 million (14%) to $88.9 million and $175.6 million for the three and six months ended June 30, 1996, respectively, from $80.2 million and $154.0 million for the three and six months ended June 30, 1995, respectively, primarily due to increased incentive and production-related compensation. However, compensation and benefits as a percentage of net revenues declined to 60% and 62% in the three and six month periods in 1996, respectively, from 66% and 65% in the comparable periods of 1995, respectively. This percentage decrease was due in part to a decrease in production-based payout to retail investment consultants that was implemented in the third quarter of 1995.

     Brokerage and clearance expense increased $1.2 million (44%) and $1.3 million (24%) to $3.9 million and $6.8 million for the three and six months ended June 30, 1996, respectively, from $2.7 million and $5.5 million for the three and six months ended June 30, 1995, respectively. This increase was directly related to the increased transaction volume in the current periods and was consistent with the increases in commission and principal transaction revenues in the current periods when compared with the 1995 periods.

     All other operating expenses decreased an aggregate $2.6 million (7%) and $9.6 million (12%) to $34.9 million and $68.6 million for the three and six months ended June 30, 1996, respectively, from $37.5 million and $78.2 million for the three and six months ended June 30, 1995, respectively, primarily due to the continued realization of benefits from cost containment programs initiated in previous years. All other operating expenses as a percentage of net revenues declined to 24% for the six months ended June 30, 1996 from 34% for the six months ended June 30, 1995. Specifically, when comparing the six month periods ended June 30, 1996 and 1995, communications expense decreased $1.5 million or 7%; occupancy and equipment expense decreased $1.8 million or 8%; promotional expense increased $1.9 million or 29%; and other expenses decreased $8.2 million or 29%. After excluding from first quarter 1995 expenses a $3.7 million pre-tax charge related to the failure of a correspondent firm of ECC in March 1995, other expenses decreased $4.5 million or 18% for the six months ended June 30, 1996 when compared to the six months ended June 30, 1995. The increase in promotional expense during this period was due to increased advertising expenses incurred to promote the Company.

     The Company's income tax expense (benefit) for the six months ended June 30, 1996 and 1995 was $32.0 million and $(1.4) million, respectively, which represented a 39% effective tax rate on income before taxes for the six months ended June 30, 1996 and a 34% effective benefit rate for the six months ended June 30, 1995. The effective rate increase for 1996 is due primarily to certain non-deductible compensation expenses related to appreciation on the shares of common stock released to the KSOP (and subsequently allocated to participants) and higher state and local income taxes.

     Net income increased $41.9 million and $51.9 million to $42.4 million and $49.2 million for the three and six months ended June 30, 1996, respectively, from net income of $0.5 million and a net loss of $2.7 million for the three and six months ended June 30, 1995, respectively. Excluding the $30.2 million after-tax gain on the sale of BETA, net income increased $11.7 million and $21.7 million to $12.2 million and $19.0 million for the three and six months ended June 30, 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for ESHI, the holding company for the organization's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are expected to be EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law and regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiaries' creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). Since the separation from Kemper, the Company has also generated funds from loans for the KSOP Purchase, the sale of BETA and the issuance of the Company's common stock to employees.

     The Company believes that its current level of equity capital, combined with funds anticipated to be generated from operations will be adequate to fund its operations for the foreseeable future.


Operating Subsidiaries

     The assets of ESI and ECC, the Company's primary operating subsidiaries (the "Subsidiaries") are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1996 were $1.8 billion.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under repurchase agreements, securities sold not yet purchased, securities loaned, bank loans, and through payables to customers, brokers and dealers. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At June 30, 1996, the Subsidiaries had $585 million in uncommitted and committed bank credit lines with seven banks.

     The Subsidiaries are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, investment banking and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of the Subsidiaries. Management believes that existing capital, funds from operations and current credit facilities will be sufficient to finance the operating subsidiaries ongoing business, including its current recruitment programs.
There are no known trends or uncertainties that management believes are likely to cause a material change in the Company's capital structure. The majority of the Subsidiaries' assets are funded with liabilities that reprice on a matched basis, generally producing a positive spread. As a result, the Company has modest exposure to fluctuations in interest rates (other than the effect of interest rate volatility on market conditions and prices of fixed income securities and the resulting impact on the Company's revenues).

     CASH FLOWS

     The Company's statements of consolidated cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

     Cash and cash equivalents at June 30, 1996 and 1995 totaled $43.2 million and $7.1 million, respectively, representing an increase of $28.6 million for the six months ended June 30, 1996 and a decrease of $3.4 million for the comparable period of 1995.

     For the first half of 1996 and 1995, cash provided from operating activities was used primarily in financing activities to reduce bank loans payable. Cash flows from investing activities for the first six months of 1996 were further bolstered by the $59.3 million in net proceeds ($63.5 million of gross proceeds less costs of sale) from the sale of BETA.

     Cash provided by operating activities totaled $27.7 million and $62.0 million in the first six months of 1996 and 1995, respectively. In 1996, the net change in receivables from and payables to customers, dealers, affiliates and others of $20.9 million and the decrease in securities purchased under agreements to resell in excess of the decrease in securities sold under agreements to repurchase of $32.7 million were primary sources of operating cash flow. An increase in securities owned of $39.9 million and a decrease in securities owned, not yet purchased of $14.6 million used operating cash flow. In 1995, the net change in receivables from and payables to customers, dealers, affiliates and others of $68.0 million, a decrease in securities owned of $33.1 million and a decrease in other assets of $6.2 million generated operating cash flow. An increase in securities purchased under agreements to resell in excess of the increase in securities sold under agreements to repurchase of $20.8 million, a decrease in securities sold, not yet purchased of $5.5 million and a decrease in accounts payable, accrued expenses and other liabilities of $23.3 million used operating cash flow.

     In the first six months of 1996, cash provided from investing activities of $57.6 million resulted from the $59.3 million of net proceeds from the sale of BETA and $2.1 million of cash proceeds from the sale of fixed assets which were partially offset by $4.0 million of fixed asset purchases. In the first six months of 1995, the Company used $30.0 million for investing activities, which was comprised of the $26.4 million net cash flows used in its mortgage-backed securities investing activities and the $3.6 million used for the purchase of fixed assets.

     In the first six months of 1996, the Company's financing activities used $56.7 million primarily as a result of the collection of $9.1 million under the Kemper indemnification, $9.3 million related to repayment of the KSOP loan, repayment of $77.8 million of bank loans, receipt of $4.2 million in proceeds from the issuance of additional shares of Common Stock under the Company stock programs and a cash dividend payment of $1.1 million during the second quarter on the Exchangeable Preferred Stock. In 1995, financing activities consisted of $34.1 million of proceeds from the issuance in excess of repayments of collateralized mortgage obligations and the repayment of $62.1 million of bank loans.

Derivative Financial Instruments

     Derivatives are financial instruments the payments on which are linked to the prices, or relationships between prices, of securities or commodities, interest rates, currency exchange rates or other financial measures (collectively referred to as "cash market instruments"). Derivatives enable the Company and its clients to manage their exposure to interest rates and currency exchange rates, and security and other price risks. Derivatives include structured notes, swaps, futures or forward contracts and options. Certain types of derivatives, including forwards and certain options, are traded in the OTC markets. Other types of derivatives, including futures contracts and listed options, are traded on regulated exchanges.

     The Company's derivative activities are not as extensive as many of its competitors. The Company does not engage in the speculative trading of derivatives. Instead, the Company has focused its derivative activities on trading in forward and futures contracts in U.S. government and agency issued or guaranteed securities, as hedges against the Company's securities positions.
The Company also executes transactions in exchange-traded futures contracts and listed options on behalf of its clients.

     The Company has entered into certain futures and options contracts on a limited basis in the ordinary course of its business to hedge or modify exposures to interest rate fluctuations related to its unit investment trust product originations and interest-sensitive securities in its inventory. Given the limited use of such derivatives, the Company does not expect any losses relating to its derivative investments that would not be substantially offset with corresponding gains on the securities hedged. Both the securities hedged and the derivative instruments are carried on the statement of financial condition at their market values. Gains and losses, both realized and unrealized, from both the hedged securities and the derivative instruments are included in income currently.

PART II - OTHER INFORMATION

Item 2.   CHANGES IN SECURITIES

     On May 8, 1996 the Board of Directors approved the exchange of all the Company's outstanding shares of Exchangeable Preferred Stock for 13.5 percent Junior Subordinated Debentures due 2007. The exchange was effected as of June 17, 1996.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual Meeting of stockholders of the Company was held on May 8, 1996.

     (b) At the annual meeting, the following directors, constituting the entire board of directors, were elected until the 1997 annual meeting of stockholders of the Company, or until their respective successors have been elected and qualified: James R. Boris, William M. Daley, William T. Esrey, Homer J. Livingston, Jr., Stephen G. McConahey and William C. Springer.

     (c) The number of votes cast for and withheld for each of the nominees for director were as follows:

         BOARD MEMBER                      FOR               WITHHELD
         ------------                   ----------           --------

         James R. Boris                 11,421,507             77,124
         William M. Daley               11,493,281              5,350
         William T. Esrey               11,493,902              4,729
         Homer J. Livingston, Jr.       11,461,520             37,111
         Stephen G. McConahey           11,418,997             79,634
         William C. Springer            11,492,111              6,520

          In addition to the election of directors, the following matters were voted upon by the holders of the Company's Common Stock:

                                    FOR       AGAINST   ABSTAIN
                                 ----------  ---------  -------

          Ratification of the
          approval of certain
          amendments to the
          Company's 1996 Non-
          Employee Directors
          Plan                   10,091,079  1,146,009  261,543

          Approval of the
          Company's 1996 New
          Employee Restricted
          Stock Purchase Plan    10,851,476    553,969   93,186

                                     FOR         AGAINST     ABSTAIN
                                     ---         -------     -------

          Approval of the
          Company's 1996
          Employee Periodic
          Payroll Stock
          Purchase Plan           11,043,898      369,016     85,717

          Approval of the
          Company's 1996
          Restricted Stock
          Incentive Plan          10,425,648      771,901    301,082

          Approval of
          amendments to the
          Company's 1995
          Stock Plan              10,724,083      542,502    232,046

          Ratification of
          Deloitte & Touche
          LLP as the
          Company's
          independent
          accountants for 1996    11,073,385      291,143    134,103

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          4      Indenture relating to 13.5% Junior Subordinated Debentures due
                 2007

          10.1 Joint Venture Agreement dated July 25, 1996 among the Company, Mentor and certain of their respective affiliates

          11    Statement regarding computation of per share earnings

          27    Financial Data Schedule

     (b)  Reports on Form 8-K

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EVEREN CAPITAL CORPORATION



Date: July 30, 1996           By:   /s/ Daniel D. Williams
                                    -------------------------------------
                                    Daniel D. Williams
                                    Senior Executive Vice President
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)



                              By:   /s/ Thomas M. Mansheim
                                    ---------------------------------------
                                    Thomas M. Mansheim
                                    Senior Vice President
                                    Controller and Chief Accounting Officer

EXHIBIT INDEX


Exhibit No.         Description                                      Page No.
- -----------         -----------                                      --------

     4              Indenture relating to 13.5% Junior Subordinated     22
                    Debentures due 2007

     10.1 Joint Venture Agreement dated July 25, 1996 among the Company, Mentor and certain of their respective affiliates

     11             Statement regarding computation of per share earnings

     27             Financial Data Schedule