Form 10-Q
period 1996-09-30
EVEREN CAPITAL CORP
filed 1996-11-14
CIK 945770

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)


     X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ----
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1996
                                                            ------------------
        OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ----
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                           --------    ---------
Commission File Number   1-13940
                        --------------------------------------------------------

                           EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                           36-4019175
-------------------------------                    ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)

77 West Wacker Drive
     Chicago, Illinois                                      60601
----------------------------------------           ----------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
                                                   ----------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of October 30, 1996:

     $.01 par value common stock - 16,549,842

                                     INDEX
                                     -----
                                                                            Page


PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements:

             Consolidated Statements of Financial Condition -
                  September 30, 1996 and December 31, 1995                  3

             Consolidated Statements of Operations - Three and nine
                  months ended September 30, 1996 and 1995                  4

             Consolidated Statement of Changes in Stockholders' Equity -
                  Nine months ended September 30, 1996                      5

             Consolidated Statements of Cash Flows - Nine months
                  ended September 30, 1996 and 1995                         6

             Notes to Consolidated Financial Statements                     7

Item 2.      Management's Discussion and Analysis -
                  Results of Operations
                  Liquidity and Capital Resources                          10


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                             26

Item 2.      Changes in Securities                                         29

Item 4.      Submission of Matters to a Vote of Security Holders           29

Item 6.      Exhibits and Reports on Form 8-K                              29

SIGNATURES                                                                 31
EXHIBIT INDEX                                                              32


PART 1.  Financial Information
Item 1.     Financial Statements

                          EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                  ASSETS                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                  1996           1995
                                                                              -------------  ------------
Cash and cash equivalents                                                           $18,037       $14,585
Cash and securities segregated under
    federal and other regulations                                                    16,237        15,556
Receivables from:
    Customers                                                                       756,679       648,659
    Brokers and dealers                                                              81,883       145,762
    Others                                                                           55,074        51,496
Securities owned, at market                                                         143,616       141,256
Securities purchased under agreements to resell                                     609,087     1,308,495
Investment in mortgage-backed certificates
    available-for-sale, at fair value                                               146,225       156,457
Fixed assets, at cost, net                                                           34,594        49,403
Other assets                                                                         22,104        18,958
                                                                              -------------  ------------
                                                                                 $1,883,536    $2,550,627
                                                                              =============  ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank loans payable                                                                 $191,000      $297,800
Payables to:
    Customers                                                                       190,912       223,757
    Brokers and dealers                                                             291,804        78,410
Collateralized mortgage obligations                                                 140,419       143,878
Securities sold, not yet purchased, at market                                        75,204        91,632
Securities sold under agreements to repurchase                                      563,093     1,282,788
Deferred income taxes                                                                23,507        26,118
Accounts payable, accrued expenses and
    other liabilities                                                               205,779       246,328
                                                                              -------------  ------------
                                                                                  1,681,718     2,390,711
                                                                              -------------  ------------
Exchangeable preferred stock, $.01 par value per share;
    10,000,000 shares authorized; 1,244,168 shares
    issued and outstanding at December 31, 1995                                           -        28,343

Commitments and contingencies

Stockholders' equity:
Common stock, $.01 par value per share; 40,000,000
    shares authorized, 12,083,065 and 11,496,970 shares issued and 11,738,892 and 11,493,731 outstanding at September 30, 1996 and
    December 31, 1995, respectively                                                     121           115
Nonvoting common stock, $.01 par value per share;
    400,000 shares authorized, 216,150 and 107,400 shares issued and 210,950 and 107,400 outstanding at September 30, 1996 and December 31, 1995,
    respectively                                                                          2             1
Additional paid-in capital                                                          176,132       449,396
Unrealized gain (loss) on available-for-sale securities, net of
    income taxes                                                                    (4,387)        11,497
Unearned KSOP shares                                                                      -      (22,875)
Unearned restricted stock                                                           (1,616)             -
Treasury stock, at cost, 349,373 and 3,239 shares at September 30, 1996 and
    December 31, 1995, respectively                                                 (5,175)          (22)
Accumulated deficit                                                                       -     (306,539)
Retained earnings (since January 1, 1996)                                            36,741             -
                                                                              -------------  ------------
                                                                                    201,818       131,573
                                                                              -------------  ------------
                                                                                 $1,883,536    $2,550,627
                                                                              =============  ============

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        Three Months                   Nine Months
                                                                     ended September 30,           ended September 30,
                                                                    1996            1995           1996          1995
                                                                ----------------------------   --------------------------
Revenues:
     Commissions                                               $    50,741       $  51,188   $   168,450      $140,712
     Principal transactions                                         26,389          33,670        91,734        91,264
     Investment banking                                             11,677           8,220        38,660        31,573
     Asset management                                               14,776          13,636        42,488        39,425
     Other                                                           7,234          11,493        32,442        34,586
     Interest and dividends                                         18,270          20,497        55,739        61,725
                                                            --------------  --------------  ------------  ------------
      Total revenues                                               129,087         138,704       429,513       399,285
      Interest expense                                               8,613          12,942        27,070        39,960
                                                            --------------  --------------  ------------  ------------
      Net revenues                                                 120,474         125,762       402,443       359,325
                                                            --------------  --------------  ------------  ------------

Expenses:
     Compensation and benefits                                      75,601          98,378       251,219       252,372
     Brokerage and clearance                                         3,773           3,329        10,621         8,832
     Communications                                                  8,883          10,085        28,771        31,454
     Occupancy and equipment                                         9,676          21,687        29,952        43,770
     Promotional                                                     4,326           3,568        12,682        10,054
     Other                                                           6,640          17,219        26,571        45,472
                                                            --------------  --------------  ------------  ------------
       Total non-interest expenses                                 108,899         154,266       359,816       391,954
       Gain on sale of subsidiary                                        -               -        50,181             -
                                                            --------------  --------------  ------------  ------------
Income (loss) before income taxes and extraordinary charge          11,575         (28,504)       92,808       (32,629)

Income tax expense (benefit)                                         5,165          (9,125)       37,172       (10,538)
                                                            --------------  --------------  ------------  ------------

Net income (loss) before extraordinary charge                        6,410         (19,379)       55,636       (22,091)

Extraordinary charge on early retirement
 of debt, net of income taxes of $1,561                             (2,900)              -        (2,900)            -
                                                            --------------  --------------  ------------  ------------

Net income (loss)                                              $     3,510       $ (19,379)  $    52,736      $(22,091)
                                                            ==============  ==============  ============  ============

Dividends on exchangeable preferred stock                      $         -                   $     2,130
                                                            ==============                  ============

Net income applicable to common stock before
 extraordinary charge                                          $     6,410                   $    53,506
                                                            ==============                  ============

Net income applicable to common stock                          $     3,510                       $50,606
                                                            ==============                  ============

Weighted average number of common shares outstanding            12,556,397                    10,553,275
                                                            ==============                  ============

Per share of common stock:

     Net income before extraordinary charge                           $.51                         $5.07

     Extraordinary charge on early retirement of debt                 (.23)                         (.27)
                                                            --------------                  ------------

     Net income                                                $       .28                   $      4.80
                                                            ==============                  ============


See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)





                                            Common Stock
                                        ---------------------  Additional                         Unrealized gain     Unearned
                                                                Paid-In        Unearned         (loss) on available-    ESOP
                                        Voting   Non-voting     Capital      restricted stock    for-sale securities    Shares
                                        ------  -------------  ----------    ----------------  --------------------  ---------

Balances at December 31, 1995             $115    $        1    $449,396       $       -              $11,497         $(22,875)
Quasi-reorganization adjustments
 at January 1, 1996:
  Restatement of assets and
   liabilities to estimated fair
   value                                                           (3,675)
  Transfer of deficit and unrealized
   gain at January 1, 1996 to
   additional paid-in capital                                    (295,042)                            (11,497)
Amount received from former
 parent under indemnification
 agreement                                                          6,626
Release of KSOP shares                                              8,029                                               22,875
Issuance of additional non-voting
  restricted stock                                          1       1,515       (1,444)
Issuance of additional common stock          6                      7,197         (172)
Dividends on exchangeable
 preferred stock
Dividends on common stock
Unrealized gain (loss) on available -
 for-sale securities for the period                                                                    (4,387)
Accretion of exchangeable preferred
 stock to redemption value                                            (14)
Permanent tax benefit related to stock
 options                                                            2,100
Purchase of treasury stock
Net income
                                        ------  -------------  ------------  ------------          --------------     ----------
Balances at September 30, 1996            $121     $       2     $176,132      $(1,616)               $(4,387)        $      -
                                        ======  =============  ============  ============          ==============     ==========








                                                                  Retained         Total
                                      Treasury   Accumulated      Earnings     Stockholders'
                                        Stock      Deficit     (since 1/1/96)     Equity
                                        -------  -----------   -------------- -------------

Balances at December 31, 1995          $   (22)   $(306,539)    $     -         $131,573
Quasi-reorganization adjustments
 at January 1, 1996:
  Restatement of assets and
   liabilities to estimated fair
   value                                                                          (3,675)
  Transfer of deficit and unrealized
   gain at January 1, 1996 to
   additional paid-in capital                        306,539                           -
Amount received from former
 parent under indemnification
 agreement                                                                         6,626
Release of KSOP shares                                                            30,904
Issuance of additional non-voting
  restricted stock                                                                    72
Issuance of additional common stock                                                7,031
Dividends on exchangeable
 preferred stock                                                 (2,130)          (2,130)
Dividends on common stock                                       (13,865)         (13,865)
Unrealized gain (loss) on available -
 for-sale securities for the period                                               (4,387)
Accretion of exchangeable preferred
 stock to redemption value                                                           (14)
Permanent tax benefit related to stock
 options                                                                           2,100
Purchase of treasury stock              (5,153)                                   (5,153)
Net income                                                       52,736           52,736
                                       --------  -----------  ---------    -------------
Balances at September 30, 1996         $(5,175)   $        -    $36,741         $201,818
                                       ========  ===========  =========    =============



See accompanying notes to consolidated financial statements.
                                       5

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                                              1996       1995
                                                                           ---------  ----------
Cash flows from operating activities:
        Net income (loss)                                                  $  52,736  $ (22,091)
        Adjustments to reconcile income (loss) to net cash flows
         from operating activities:
            Extraordinary charge for early retirement of debt                  4,461          -
            Gain on sale of subsidiary                                       (50,181)         -
            Release of KSOP shares                                             8,029          -
            Amortization of unearned restricted stock                            155          -
            Depreciation and amortization                                      9,759     12,325
            Deferred income taxes                                              4,140      1,000
        Change in assets and liabilities:
            Cash and securities segregated under federal
              and other regulations                                             (681)    (1,137)
            Receivables from/payables to:
              Customers                                                     (140,865)     8,702
              Brokers and dealers                                            275,361     (5,886)
              Affiliates                                                           -      1,434
              Others                                                         (13,859)    (5,318)
            Securities owned                                                  (2,360)    32,818
            Securities purchased under agreements to resell                  699,408   (261,433)
            Other assets                                                        (532)    20,566
            Securities sold, not yet purchased                               (16,428)   (15,224)
            Securities sold under agreements to repurchase                  (719,695)   314,184
            Accounts payable, accrued expenses,
             and other liabilities                                           (40,712)    25,249
                                                                           ---------  ---------
            Net cash flows from operating activities                          68,736    105,189
                                                                           ---------  ---------
Cash flows from investing activities:
        Net proceeds from sale of subsidiary                                  59,346          -
        Purchase of investments in mortgage-backed securities                 (9,505)   (19,836)
        Collections of principal on investments in mortgage-
         backed securities                                                    12,990          -
        Proceeds from sale of fixed assets                                     2,120          -
        Acquisition of fixed assets, net                                      (6,644)      (961)
                                                                           ---------  ---------
            Net cash flows from investing activities                          58,307    (20,797)
                                                                           ---------  ---------
Cash flows from financing activities:
        Release of shares related to KSOP loan                                22,875          -
        Amount collected under indemnification agreement                      12,876          -
        Proceeds from the issuance of collateralized mortgage obligations      9,422     20,521
        Repayment of collateralized mortgage obligations                     (12,881)         -
        Decrease in bank loans payable, net                                 (106,800)  (100,011)
        Proceeds from issuance of common stock                                 7,031          -
        Dividend on exchangeable preferred stock                              (1,084)         -
        Dividend on common stock                                             (13,865)         -
        Retirement of subordinated debt                                      (36,012)         -
        Purchase of treasury stock                                            (5,153)         -
                                                                           ---------  ---------
            Net cash flows from  financing activities                       (123,591)   (79,490)
                                                                           ---------  ---------
Increase in cash and cash equivalents                                          3,452      4,902

Cash and cash equivalents at beginning of the period                          14,585     10,522
                                                                           ---------  ---------

Cash and cash equivalents at end of period                                 $  18,037  $  15,424
                                                                           =========  =========

Supplemental disclosure of cash flow information-
interest paid                                                              $  28,559  $  33,698
                                                                           =========  =========


         See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

--------------------------------------------------------------------------------


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

(3)   NET CAPITAL RULE
      ----------------
      EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing Corp. ("EVEREN Clearing"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. Both EVEREN Securities and EVEREN Clearing operate under the alternative method, as defined, of computing minimum net capital. At September 30, 1996 EVEREN Securities had net capital of approximately $121.0 million which was approximately $120.0 million in excess of its required minimum net capital. At September 30, 1996 EVEREN Clearing had net capital of approximately $67.3 million which was approximately $51.4 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their respective parents.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996


--------------------------------------------------------------------------------

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

      In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at September 30, 1996 and subsequently settled had no material effect on the consolidated financial position of the Company.

(5)   QUASI-REORGANIZATION
      --------------------
      The Company, with approval from its Board of Directors, implemented a quasi-reorganization to reflect the emergence of the Company as an ongoing, independent organization and to enable the Company to present more accurately the new organization's cumulative performance. The quasi-reorganization was effective January 1, 1996 and all assets and liabilities were adjusted to fair value as of that date. This resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. The balance in retained earnings at September 30, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization.

(6)   SALE OF SUBSIDIARY
      ------------------
      On April 30, 1996 the Company completed the sale of BETA Systems, Inc., a wholly-owned data processing and quote services subsidiary, for $63.5 million. The sale, which resulted in an after-tax gain of approximately $30.2 million, is included in the Company's results of operations for the nine months ended September 30, 1996.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                      NINE MONTHS ENDED SEPTEMBER 30, 1996



-------------------------------------------------------------------------------

(7)  EXCHANGE OF PREFERRED STOCK AND EARLY RETIREMENT OF SUBORDINATED DEBENTURES
     ---------------------------------------------------------------------------

     On June 17, 1996 the Company exchanged all of its outstanding shares of Exchangeable Preferred Stock for 13.5 percent Junior Subordinated Debentures due 2007 (the "Debentures").

     On July 30, 1996 the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal, plus accrued interest. This redemption resulted in an after-tax extraordinary charge of $2.9 million due to the early extinguishment of debt which is included in the Company's third quarter results of operations.

(8)  DIVIDEND ON COMMON STOCK
     ------------------------
     On July 22, 1996 the Board of Directors authorized the Company to pay a cash dividend of $1.18 per share of common stock on August 5, 1996 to holders of record as of July 23, 1996. Subsequently, the KSOP used its share of the dividend to repay the balance of its loan to the Company, thereby releasing substantially all remaining unallocated KSOP shares to employee participant accounts.


(9)  SUBSEQUENT EVENT
     ----------------
     On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of common stock were sold at a price of $18.50 per share. Included in the offering were 600,000 shares sold pursuant to an underwriting over-allotment option. The initial public offering resulted in net proceeds of approximately $78 million to the Company which were used to reduce bank loans payable. The common stock is listed on the New York Stock Exchange under the symbol EVR.


     Supplemental net income per share of common stock after eliminating the after-tax interest expense related to the Debentures and after giving effect only to the number of shares of common stock sold in the offering, the net proceeds of which were used to repay certain bank borrowings (approximately 2.1 million shares) are as follows:



                                  Three months ended  Nine months ended
                                  September 30, 1996  September 30, 1996
                                  ------------------  ------------------
   Per share of common stock:
       Net income before
        extraordinary charge            $.50               $3.86
       Extraordinary charge on
        early retirement of debt        (.20)               (.21)
                                       -----               -----
       Net income                       $.30               $3.65
                                       =====               =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 1 of this quarterly report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors including those discussed in "Business Environment."

BUSINESS ENVIRONMENT

     The Company's principal business activity, retail broker-dealer operations, as well as its investment banking, institutional sales, investment advisory, clearing and other services, are highly competitive and subject to various risks, volatile trading markets and fluctuations including economic and securities market conditions, changes in interest rates, competitive conditions within the industry and regulatory developments. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

     Industry market conditions were generally favorable during 1995 and the first six months of 1996. By mid-1995, interest rates stabilized and began to trend downward, positively impacting fixed income securities prices and both the institutional and the retail sectors of the securities industry. In addition, favorable economic conditions created a stronger retail demand for equity securities and related products beginning in mid-1995 and continuing through the first half of 1996. The third quarter of 1996 was dominated by increased volatility in the equity markets which contributed to higher levels of investor caution and overall lower trading volume.

COMPANY DEVELOPMENTS

     Management believes that until its separation from Kemper Corporation ("Kemper"), ownership uncertainty adversely impacted the Company in a number of areas, most notably, the Company's ability to recruit and retain qualified revenue-producing personnel, the productivity of the Company's brokerage network and the Company's participation in investment banking transactions. As a result of these ownership uncertainties and increased market volatility, management implemented a defensive strategy focusing on the retention of its existing workforce, a resizing of its operations, and general cost containment. Management believes these factors had the effect of depressing the Company's performance, despite the generally favorable market conditions during much of this time period. Upon its separation from Kemper on September 13, 1995, the ownership uncertainty was resolved. In anticipation of, and in conjunction with, this separation, the Company incurred several non-recurring charges during the third quarter of 1995 as discussed below under "--Results of Operations." Management believes ownership resolution has contributed to a significant turnaround in the Company's profitability, aided in the retention and recruiting of quality employees, and enabled the Company to implement certain strategic initiatives.

     Effective January 1, 1996, the Company implemented a quasi-reorganization and revalued its assets and liabilities to fair value as of that date. This revaluation resulted in a reduction in net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. Such revaluation has not had and will not in the future have any significant impact on the operating results of the Company. The balance in retained earnings at September 30, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization. The quasi-reorganization as of January 1, 1996 was effected in order to reflect the emergence of the Company as a new organization, signal the end of its transition from a wholly-owned subsidiary to a fully independent company and enable the Company to present more accurately the new organization's cumulative performance.

     Consistent with its strategy to focus on core businesses, the Company completed the sale of BETA Systems, Inc., a wholly-owned data processing and quote service subsidiary on April 30, 1996, for $63.5 million. The sale, which resulted in an after-tax gain of approximately $30.2 million, is reflected in the Company's second quarter results. Based upon an internal financial analysis, management believes that the loss of BETA's net income will be more than offset by increased net interest income combined with reduced data processing and quote services expenses resulting from new five-year operating agreements executed in connection with the sale.

     On June 17, 1996 the Company exchanged all of its outstanding Exchangeable Preferred Stock for an aggregate $32.2 million principal amount of Debentures. On July 30, 1996 the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal or $36.0 million, plus accrued interest. This early redemption was funded principally through $36.0 million of bank borrowings and resulted in an extraordinary charge of approximately $2.9 million after-tax in the quarter ending September 30, 1996.

     On July 25, 1996 the Company entered into a joint venture agreement (the "JVA"), pursuant to which it will acquire an initial 20% ownership interest in Mentor Investment Group, Inc. ("Mentor"), the asset management subsidiary of Wheat First Butcher Singer, Inc., for no direct cash consideration. Under the terms of the JVA, the Company's ownership interest may increase to as much as 50%. This joint venture will be accounted for as an equity investment, and future operating results will include the Company's proportionate share of the earnings or losses of Mentor.

     On August 5, 1996 the Company paid a cash dividend of $1.18 per share on its shares outstanding as of July 23, 1996. This dividend allowed the KSOP to repay the balance of its loan to the Company, incurred in connection with its separation from Kemper, and allowed the release of substantially all of the remaining unallocated KSOP shares to employee participant accounts. This release of unallocated KSOP shares required the recording of compensation expense of approximately $3.4 million (after-tax) which is included in the Company's results of operations for the nine months ended September 30, 1996. As a result of this dividend and the repayment by the KSOP of the loan with the proceeds thereof, all shares held in the KSOP have been treated as outstanding in the Company's financial statements at September 30, 1996.

     On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of its common stock $.01 par value ("Common Stock") were sold at a price of $18.50 per share. The initial public offering resulted in net proceeds of approximately $78 million to the Company, which were used to reduce bank loans payable. The Common Stock is listed on the New York Stock Exchange.

EQUITY PARTICIPATION OF EMPLOYEES

     Upon the completion of the Company's initial public offering, the Company's current employees and directors, through the KSOP and otherwise, will own approximately 75% of the outstanding Common Stock. Management believes that significant employee ownership fosters a culture that encourages strong performance and provides employees the opportunity to participate in the future performance of the Company.

     On September 13, 1995 the KSOP purchased 10,437,781 shares of Common Stock, representing 96.6% of the then outstanding shares of Common Stock, from Kemper. Kemper agreed to indemnify the Company for the first $20.0 million of employer contributions (other than 401(k) contributions) to the KSOP. During the quarter ended September 30, 1996, Kemper paid the remaining amounts due to the Company pursuant to such agreement. The receipt of such payments is recorded as additional paid-in capital and is not reflected in the Company's Statement of Operations.

     Immediately following the separation from Kemper, 3,654,685 shares of Common Stock held in the KSOP, but not yet allocated to the account of any specific KSOP participant, were reoffered (i.e., KSOP participants were given an opportunity to allocate a portion of their plan account assets previously otherwise invested to an investment in such shares) to KSOP participants in an aggregate amount not to exceed $25.0 million (the "Founders' Offering"). The price per share in the Founders' Offering of $6.8405 was equal to the price per share initially paid by the KSOP. Subject to the terms of the Founders' Offering and the contribution limitations of the Internal Revenue Code of 1986, as amended (the "Code"), the Company made a contribution to the KSOP in an amount equal to one-half of the amount invested in Common Stock by each participant in the Founders' Offering.

     Employee response to the Founders' Offering resulted in subscriptions substantially higher than $25 million. As a result, in December 1995 the Company, through the KSOP, offered additional shares of Common Stock to those KSOP participants who participated in the Founders' Offering up to the amount oversubscribed. An additional $4.6 million of participant assets was allocated to an investment in an aggregate 670,949 shares of Common Stock through this offering.

     In order to provide additional ownership opportunities to employees, in the second quarter of 1996, the Company instituted three new employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. In connection with these plans, the Company recognizes additional compensation expense equal to the difference between the fair value of the Common Stock issued and the amount of cash compensation otherwise payable or cash paid under each respective plan. In the absence of a public market, fair value, as used in all of the equity participation plans, is based upon periodic valuation analyses prepared by an independent investment banking firm.


COMPONENTS OF REVENUES AND EXPENSES

     Revenues. Commissions include revenue generated by executing listed and over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees. Other revenue includes transaction and account fees, correspondent clearing and execution income and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers and collateralized mortgage obligations.

     Expenses. Compensation and benefits expense include sales, trading and incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes, and employee benefits, which are relatively fixed in nature. Brokerage and clearance expense include the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes charges for telecommunications, news and market data services, customer statements and depreciation on data processing and telecommunications equipment. Occupancy and equipment expense include rent and operating expenses for the Company's facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expense includes professional services, litigation expenses, office expenses, dues and assessments, and other miscellaneous expenses.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues:



Consolidated Statements of Operations Data:


                                                              Three months                  Nine  months
                                                           ended September 30,           ended September 30,
                                                         ----------------------         --------------------
                                                           1996        1995              1996         1995
                                                           ----        ----              ----         -----
Revenue:
    Commissions                                             42.1%       40.7%            41.9%         39.2%
    Principal transactions                                  21.9        26.8             22.8          25.4
    Investment banking                                       9.7         6.5              9.6           8.8
    Asset management                                        12.3        10.8             10.6          11.0
    Other                                                    6.0         9.1              8.1           9.6
    Interest                                                15.2        16.3             13.8          17.2
                                                           -----       -----            -----         -----
Total revenues                                             107.2       110.2            106.8         111.2
    Interest expense                                         7.2        10.2              6.8          11.2
                                                           -----       -----            -----         -----
Net revenues                                               100.0       100.0            100.0         100.0
                                                           -----       -----            -----         -----
Expenses:
    Compensation and benefits                               62.8        78.2             62.4          70.2
    Brokerage and clearance                                  3.1         2.6              2.6           2.4
    Communications                                           7.4         8.0              7.2           8.7
    Occupancy and equipment                                  8.0        17.2              7.4          12.2
    Promotional                                              3.6         2.8              3.2           2.8
    Other                                                    5.5        13.7              6.6          12.6
                                                           -----       -----            -----         -----
Total non-interest expenses                                 90.4       122.5              8.4         108.9
                                                           -----       -----            -----         -----
Gain on sale of subsidiary                                     -           -             12.5             -
                                                           -----       -----            -----         -----
Income (loss) before income taxes
    and extraordinary charge                                 9.6       (22.5)            23.1          (8.9)
Income tax expense (benefit)                                 4.3        (7.3)            89.2          (2.9)
                                                           -----     -------            -----         -----
Net income (loss) before
    extraordinary charge                                     5.3       (15.2)            13.9          (6.0)
Extraordinary charge on early retirement
    of debt, net of income taxes                            (2.4)          -             (0.7)            -
                                                           -----     -------            -----         -----
Net income (loss)                                            2.9%      (15.2)%           13.2%         (6.0)%
                                                          ======     =======            =====         =====
-------------------------



Three and Nine Months Ended September 30, 1996 Compared to Three and Nine Months Ended September 30, 1995



     The Company experienced strong operating results for the nine months ended September 30, 1996 compared to the corresponding period in 1995. Revenues increased in most of the Company's businesses, expenses as percentages of revenues declined, and net income (without giving effect to the substantial gain realized from the sale of BETA) improved significantly. Management attributes these results to two principal factors. First, favorable conditions prevailed in the equity markets during the first half of 1996, reflecting continued investor optimism concerning inflation and interest rate stability. Second, this period reflects the continued benefits of ownership resolution, which, in management's opinion, has enhanced employee morale, focus and productivity, and has allowed management to concentrate on its key strategic initiatives.


     Total revenue increased $30.2 million or 8% to $429.5 million for the nine months ended September 30, 1996 from $399.3 million for the nine months ended September 30, 1995. Revenues increased in most of the Company's major product areas during the first three quarters of 1996. For the three months ended September 30, 1996, total revenue decreased $9.6 million or 7% to $129.1 million from $138.7 million for the corresponding quarter in 1995. Net revenues increased $43.1 million or 12% to $402.4 million for the nine months ended September 30, 1996 from $359.3 million for the nine months ended September 30, 1995. Net revenues decreased $5.3 million or 4% to $120.5 million for the three months ended September 30, 1996 from $125.8 million for the same period in 1995. Revenues in the third quarter of 1996 were adversely effected by the market volatility and decreased transactional volume seen throughout the industry.

     Commission revenue increased $27.7 million or 20% to $168.5 million for the nine months ended September 30, 1996 from $140.8 million for the nine months ended September 30, 1995, due to increased business in both the retail and institutional areas, consistent with the overall growth in listed share volume on all the major equity exchanges. During this period the Company benefited from a 13% increase in average production per investment consultant (commissions, principal sales credits and 12b-1 and managed account fees credited to the production of all investment consultants divided by the average number of investment consultants during the period) when compared to the same period in 1995. Commission revenue decreased slightly, $0.5 million or 1%, to $50.7 million for the three months ended September 30, 1996 from $51.2 million for the three months ended September 30, 1995, as increased volatility in the equity markets during the third quarter of 1996 weakened investor confidence.



     Principal transactions revenue increased $0.5 million or 1% to $91.7 million for the nine months ended September 30, 1996 from $91.2 million for the nine months ended September 30, 1996, due to the strong trading volumes generated in the Company's retail sector throughout the first half of 1996 and a significant increase in trading gains and principal sales credits from over-the-counter equity transactions, consistent with improved market conditions. Principal transactions revenue decreased $7.3 million or 22% to $26.4 million for the three months ended September 30, 1996 from $33.7 million for the corresponding period in 1995.

     Investment banking revenue increased $3.5 million and $7.1 million or 42% and 22% to $11.7 million and $38.7 million respectively, for the three and nine months ended September 30,

1996 from $8.2 million and $31.6 million for the three and nine months ended September 30, 1995. The increase in investment banking revenues is indicative of the increased underwriting activity seen throughout the industry and the Company's participation in a larger number of transactions. In addition, management believes that resolution of the Company's past ownership uncertainties has increased the Company's ability to participate in this type of business.

     Asset management revenue increased $1.1 million and $3.1 million or 8% to $14.8 million and $42.5 million respectively, for the three and nine months ended September 30, 1996 from $13.7 million and $39.4 million for the three and nine months ended September 30, 1995, due primarily to increased managed account fees and increased 12b-1 distribution fees in 1996, consistent with the strong mutual fund inflows seen throughout the industry in 1995 and 1996.

     Other income decreased $4.3 million and $2.2 million or 37% and 6% to $7.2 million and $32.4 million respectively, for the three and nine months ended September 30, 1996 from $11.5 million and $34.6 million respectively, for the three and nine months ended September 30, 1995. This resulted primarily from reduced service fee revenue in the current period due to the sale of BETA in the second quarter of 1996.

     Interest and dividend income decreased $2.2 million and $6.0 million or 11% and 10% to $18.3 million and $55.7 million for the three and nine months ended September 30, 1996, respectively, from $20.5 million and $61.7 million for the three and nine months ended September 30, 1995, respectively, due to lower average inventory balances and a lower average rate of interest earnings on margin accounts. The decline in interest and dividend income was more than offset by decreases in interest expense of $4.3 million and $12.9 million or 33% and 32% to $8.6 million and $27.1 million for the three and nine months ended September 30, 1996, respectively, from $12.9 million and $40.0 million for the three and nine months ended September 30, 1995. This decrease in interest expense was the net result of reduced costs of financing lower levels of securities inventories and customer margin accounts, and reduced levels of long-term debt which resulted from the separation from Kemper and the early repayment of the KSOP debt.

     Total non-interest expenses decreased $45.4 million and $32.1 million or 29% and 8% to $108.9 million and $359.8 million for the three and nine months ended September 30, 1996, respectively, from $154.3 million and $391.9 million for the three and nine months ended September 30, 1995, respectively. The decreases were the net result of non-recurring charges totaling $33.3 million pre-tax incurred in connection with or as a result of the Company's separation from Kemper in the third quarter of 1995 and the continued impact of cost containment efforts. The $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges are made up of the following: (i) $6.0 million of expenses related to changing and publicizing the Company's name, (ii) $10.6 million of expenses associated with the Company's decisions to sublease to third parties, rather than to use in the Company's business, a significant portion of its 115,000 square feet of office space in Houston, Texas and to move its Denver, Colorado operations from a 153,000 square feet owned building to a new leased facility; (iii) $14.2 million for an initial contribution and a matching contribution to the KSOP related to the Founders' Offering; and (iv) $2.5 million in compensation expense as a result of the vesting of previously restricted stock issued to senior management as part of the separation from Kemper. Excluding these non-recurring charges, total non-interest expenses decreased $12.1 million or 10% to $108.9 million for the three months ended September 30, 1996 and increased $1.2 million to $359.8 million for the nine months ended September 30, 1996. This increase is the net result of increased commission expense, resulting from the increased commission revenues offset by the continued cost containment efforts.

     Compensation and benefits expense decreased $22.8 million and $1.2 million or 23% and 1% to $75.6 million and $251.2 million for the three and nine months ended September 30, 1996, respectively, from $98.4 million and $252.4 million for the three and nine months ended September 30, 1995, respectively. Included in 1995 compensation and benefits expense are non-recurring charges of $16.7 million related to the vesting of restricted stock issued to senior management, and the initial and matching KSOP contributions related to the Founders' Offering. Excluding these items, compensation and benefits expense decreased $6.1 million (7%) and increased $15.6 million (7%) for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995 primarily as a result of increased production-based compensation related to the strong market conditions in the first half of 1996. Compensation and benefits as a percentage of net revenues declined to 62% in this period from 70% (66% excluding the non-recurring charges) in the first nine months of 1995. This decrease reflects the fixed nature of a significant portion of this expense as well as the decrease in production-based payout to retail investment consultants that was implemented in the third quarter of 1995.

     Brokerage and clearance expense increased $0.5 million and $1.8 million or 15% and 20% to $3.8 million and $10.6 million for the three and nine months ended September 30, 1996, respectively, from $3.3 million and $8.8 million for the three and nine months ended September 30, 1995. This increase was directly related to the increased transaction volume in the current period and was consistent with the 12% increase in commission and principal transaction revenues recorded during the nine months ended September 30, 1996 when compared with the period in 1995.

     Communications expense decreased $1.2 million and $2.7 million or 12% and 9% to $8.9 million and $28.8 million for the three and nine months ended September 30, 1996, respectively, from $10.1 million and $31.5 million for the three and nine months ended September 30, 1995, mainly due to decreased electronic data processing costs in the 1996 periods resulting from the sale of BETA.

     All other operating expenses excluding the 1995 non-recurring charges of $16.6 million pre-tax related to the sublease and relocation and the Company's name change, decreased $5.2 million and $13.5 million or 20% and 16% to $20.6 million and $69.2 million for the three and nine months ended September 30, 1996, respectively, from $25.8 million and $82.7 million for the three and nine months ended September 30, 1995, respectively, primarily due to the continued realization of benefits from cost containment programs initiated in previous years. All other operating expenses as a percentage of net revenues declined to 17% for the nine months ended September 30, 1996 from 23% for the nine months ended September 30, 1995. Specifically, when comparing the three and nine months ended September 30, 1996 and 1995, occupancy and equipment (excluding $10.6 million of non-recurring charges for the sublease and relocations) decreased $1.4 million and $3.2 million or 13% and 10%; promotional expense increased $0.8 million and $2.6 million or 21% and 26%; and other expenses decreased $0.9 million and $9.2 million or 12% and 26% respectively, after excluding a $6.0 million expense related to the Company's name change and a $3.7 million charge related to the failure of an EVEREN Clearing correspondent firm, following the firm's failure to meet a $4.3 million margin call. While the Company believes that this failure was an isolated event which is not indicative of a trend, the Company initiated more stringent credit and risk management procedures in order to reduce the risk of any such future losses. See--"Risk Management." The increase in promotional expense during the 1996 periods was due to increased advertising expenses incurred to promote the Company.

     The Company's income tax expense for the three and nine months ended September 30, 1996 was $5.2 million and $37.2 million, respectively, which represented effective tax rates on income before taxes of 45% and 40%, respectively, compared to a 32% effective benefit rate for the three and nine months ended September 30, 1995. The effective rate increase for 1996 is due primarily to certain non-deductible compensation expenses related to appreciation on the shares of Common Stock released to the KSOP (and subsequently allocated to participants) and higher state and local income taxes.

     Net income before extraordinary charge increased $25.8 million and $77.7 million to $6.4 million and $55.6 million for the three and nine months ended September 30, 1996, respectively, from net losses of $19.4 million and $22.1 million for the corresponding periods in 1995. The extraordinary charge of $2.9 million after-tax was recorded in the third quarter of 1996 related to the early retirement of the Company's junior subordinated debentures.

     Net income increased $22.9 million and $74.8 million to $3.5 million and $52.7 million for the three and nine months ended September 30, 1996, respectively, from net losses of $19.4 million and $22.1 million for the three and nine months ended September 30, 1995, respectively.

QUARTERLY RESULTS

     The information set forth below is derived from unaudited quarterly operations results of the Company for each quarter of 1995 and the three quarters of 1996. The data has been prepared by the Company on a basis consistent with the consolidated financial statements included elsewhere in this report and includes all adjustments, consisting principally of normal recurring accruals that the Company considers necessary for a fair presentation thereof. These operating results are not necessarily indicative of the Company's future performance.


                                                                  Three months ended
                                                             -----------------------------
                                9/30/96  6/30/96             3/31/96   12/31/95   9/30/95             6/30/95  3/31/95
                                -------  --------            --------  --------  ---------            -------  --------
                                                       (dollars in thousands, except per share data)
Revenue:
   Commissions                  $50,741  $ 60,277            $ 57,431  $ 49,591  $  51,188           $ 47,189  $ 42,336
   Principal transactions        26,389    34,469              30,875    30,863     33,670             30,180    27,414
   Investment banking            11,677    16,540              10,442    15,520      8,220             11,807    11,546
   Asset management              14,776    13,231              14,480    13,907     13,636             13,031    12,759
   Other                          7,234    13,486              11,722    14,552     11,493             12,112    10,978
   Interest                      18,270    19,278              18,191    19,452     20,497             20,460    20,768
                                -------  --------            --------  --------  ---------           --------   -------
   Total revenues               129,087   157,281             143,141   143,885    138,704            134,779   125,801
   Interest expense               8,613     9,203               9,254    12,567     12,942             13,368    13,651
                                -------  --------            --------  --------  ---------           --------   -------
   Net revenues                 120,474   148,078             133,887   131,318    125,762            121,411   112,150
Expenses:
   Compensation and benefits     75,601    88,893              86,725    83,101     98,378  (2)        80,193    73,801
   Brokerage and clearance        3,773     3,899               2,949     2,590      3,329              2,729     2,774
   Communications                 8,883     9,567              10,321    10,305     10,085             10,703    10,666
   Occupancy and equipment        9,676    10,052              10,224    10,714     21,687  (2)        10,929    11,154
   Promotional                    4,326     4,375               3,982     3,453      3,568              3,269     3,218
   Other                          6,640    10,881               9,049    10,504     17,219  (2)        12,568    15,683
                                -------  --------            --------  --------  ---------            --------   ------
   Total non-interest expenses  108,899   127,667             123,250   120,667    154,266            120,391   117,296
   Gain on sale of subsidiary         -    50,181  (1)              -         -          -                  -         -
                                -------  --------            --------  --------  ---------           --------   -------

Income (loss) before taxes       11,575    70,592              10,637    10,651    (28,504)             1,020    (5,146)

Income tax expense (benefit)      5,165    28,173               3,831     4,413     (9,125)               517    (1,930)
                                -------  --------            --------  --------  ---------           --------   -------

Net income (loss) before
   extraordinary charge           6,410    42,419               6,806     6,238    (19,379)               503    (3,216)

Extraordinary charge, net of
   income taxes                  (2,900)        -                   -         -          -                  -         -
                                -------  --------            --------  --------  ---------           --------   -------

Net income (loss)               $ 3,510  $ 42,419  (1)       $  6,806  $  6,238  $ (19,379)  (2)     $    503  $ (3,216)
                                =======  ========            ========  ========  =========           ========   =======




(1) Includes a $50.2 million pre-tax ($30.2 million after-tax) gain on the sale of BETA.
(2) Includes $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges incurred in connection with the separation from Kemper as discussed under "Results of Operations." On a pre-tax basis, excluding these charges, compensation and benefits expense would decrease $16.7 million to $81.7 million from $98.4 million; occupancy and equipment expense would decrease $10.6 million to $11.1 million from $21.7 million; and other expenses would decrease $6.0 million to $11.2 million from $17.2 million.

 The following table sets forth certain financial data as a percentage of net revenues.


                                                              Three months ended
                                                             --------------------
                                 9/30/96       6/30/96        3/31/96   12/31/95   9/30/95       6/30/95  3/31/95
                                 -------       -------       ---------  ---------  -------       -------  ------
Revenue:
   Commissions                      42.1%         40.7%           42.9%      37.8%    40.7%         38.9%    37.7%
   Principal transactions           21.9          23.3            23.1       23.5     26.8          24.9     24.4
   Investment banking                9.7          11.2             7.8       11.8      6.5           9.7     10.3
   Asset management                 12.3           8.9            10.8       10.6     10.8          10.7     11.4
   Other                             6.0           9.1             8.8       11.1      9.1          10.0      9.8
   Interest                         15.2          13.0            13.6       14.8     16.3          16.9     18.5
                                 -------       -------       ---------  ---------  -------       -------  -------
   Total revenues                  107.2         106.2           107.0      109.6    110.2         111.1    112.1
   Interest expense                  7.2           6.2             7.0        9.6     10.2          11.1     12.1
                                 -------       -------       ---------  ---------  -------       -------  -------
   Net revenues                    100.0         100.0           100.0      100.0    100.0         100.0    100.0
                                 -------       -------       ---------  ---------  -------       -------  -------
Expenses:
   Compensation and benefits        62.8          60.0            64.8       63.3     78.2   (3)    66.1     65.8
   Brokerage and clearance           3.1           2.6             2.2        2.0      2.6           2.2      2.5
   Communications                    7.4           6.5             7.7        7.8      8.0           8.8      9.5
   Occupancy and equipment           8.0           6.8             7.6        8.2     17.2   (3)     9.0      9.9
   Promotional                       3.6           3.0             3.0        2.6      2.8           2.7      2.9
   Other                             5.5           7.3             6.8        8.0     13.7   (3)    10.4     14.0
                                 -------       -------       ---------  ---------  -------       -------  -------
   Total non-interest expenses      90.4          86.2            92.1       91.9    122.5          99.2    104.6
                                 -------       -------       ---------  ---------  -------       -------  -------
   Gain on sale of subsidiary          -          33.9 (2)           -          -        -             -        -
                                 -------       -------       ---------  ---------  -------       -------  -------
Income (loss) before taxes           9.6          47.7             7.9        8.1    (22.5)          0.8     (4.6)

Income tax expense (benefit)         4.3          19.0             2.9        3.4     (7.3)          0.4     (1.7)

Net income (loss) before
   extraordinary charge, net of
   income taxes                      5.3          28.7             5.0        4.7    (15.2)          0.4     (2.9)
                                 =======       =======       =========  =========  =======       =======  =======

Net income (loss)                    2.9%  (1)    28.7% (2)        5.0%       4.7%   (15.2)% (3)     0.4%    (2.9)%
                                 =======       =======       =========  =========  =======       =======  =======


(1) Includes a $2.9 million after-tax charge related to the early retirement of the Company's junior subordinated debentures.
(2) Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.
(3) Includes $33.3 million pre-tax ($22.0 million after-tax or 17.4%) of net revenues for non-recurring charges incurred in connection with the separation from Kemper discussed under "Results of Operations." On a pre-tax basis, excluding these charges, compensation and benefits expense would decrease 13.3% to 64.9% from 78.2%; occupancy and equipment expense would decrease 8.4% to 8.8% from 17.2%; and other expenses would decrease 4.8% to 8.9% from 13.7%.

     The upward trend in the Company's net revenues for the seven quarterly periods ended September 30, 1996 reflects recent favorable retail brokerage industry market conditions and general stability in the fixed income markets, combined with ownership certainty which has resulted in improved investment consultant retention, recruitment and average production, as well as increased investment banking activity.

     Net revenues during this seven-quarter period follow the same positive trend, with the Company realizing the benefit of declining non-customer/dealer related interest expense as a result of the elimination of certain long-term debt owed to Kemper and the accelerated repayment of the KSOP loans.

     While in absolute dollar amounts, non-interest expenses have trended up during the seven periods (excluding the third quarter 1995 non-recurring charges of $33.3 million pre-tax discussed previously), such absolute dollar increases are generally attributable to compensation and benefits expense and brokerage and clearance expense, all of which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have trended downward during such periods which trend management believes to be a result of the Company's cost containment focus.

     Net income (both in absolute dollar amounts and as a percentage of net revenues) also reflects a positive trend during this seven-quarter period, with the exception of the third quarter of 1995 which includes the $22.0 million (after-tax) of non-recurring charges discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("ESHI,") the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are expected to be EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable law regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 3 of Notes to Consolidated Financial Statements contained in Item 1 of this report. On August 5, 1996, the Company paid a cash dividend of $1.18 per common share to holders of record as of July 23, 1996, enabling the KSOP to repay its remaining loan due the Company with the dividend proceeds it received. Since the separation from Kemper, the Company has also generated funds from bank loans, the sale of BETA and the issuance of Common Stock to employees and to the public.

     The Board of Directors intends to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock beginning in the fourth quarter of 1996.


     The Company believes that its current level of equity capital, combined with funds generated from operations and the net proceeds of approximately $78 million from its initial public offering, completed on October 8, 1996, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, Inc. and EVEREN Clearing Corp., the Company's primary operating subsidiaries (the "Subsidiaries") are highly liquid with the majority consisting of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets or the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at September 30, 1996 and December 31, 1995, were approximately $1.9 billion and $2.6 billion, respectively.



     The majority of the Subsidiaries assets are financed through daily operations by securities sold under repurchase agreements, securities sold not yet purchased, bank loans, and through payables to customers, brokers and dealers including securities loaned. Short-term funding is generally obtained at rates related to Federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At September 30, 1996, the Subsidiaries had approximately $600 million in uncommitted and committed bank credit lines with seven banks.

     Repurchase agreements are used primarily for customer accommodation purposes and to finance the Company's inventory positions in U.S. government and agency securities. These positions provide products and liquidity for customers and are not maintained for the Company's investment or market speculation. The level of activity fluctuates significantly depending on customer needs; however, these fluctuations have no material effect on cash flows, liquidity or capital resources. The Company monitors the collateral position and counterparty risk on these transactions daily. See "Risk Management."

     The Subsidiaries are capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, investment banking commitments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of the Subsidiaries. Management believes that existing capital, funds from operations and current credit facilities will be sufficient to finance the operating subsidiaries' ongoing businesses. The majority of the Subsidiaries' assets are funded with liabilities that reprice on a matched basis, generally producing a positive spread. As a result, the Company has modest exposure to fluctuations in interest rates (other than the effect of interest rate volatility on market conditions and prices of fixed income securities, and the impact on the Company's revenues).

CASH FLOWS

     The Company's statements of consolidated cash flows classify cash flow into three broad categories: cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Nine Months Ended September 30, 1996 and 1995

     Cash and cash equivalents at September 30, 1996 and 1995 totaled $18.0 million and $15.4 million, respectively, representing increases of $3.5 million and $4.9 million for the nine months ended September 30, 1996 and 1995 when compared to the respective year-end balances.

For the nine months ended September 30, 1996 and 1995, cash provided from operating activities was used primarily in financing activities to reduce bank loans payable. Cash flows from investing activities for the first nine months of 1996 were further bolstered by the $63.5 million in gross proceeds from the sale of BETA.

Cash provided by operating activities totaled $68.7 million and $105.2 million in the first nine months of 1996 and 1995, respectively. In 1996, the net change in receivables from and payables to customers, dealers, affiliates and others of $120.6 million and the decrease in securities purchased under agreements to resell of $699.4 million were primary sources of operating cash flow. An increase in securities owned of $2.4 million and decreases in securities sold under agreements to repurchase of $719.7 million and securities sold, not yet purchased of $16.4 million used operating cash flow. In
1995, the net change in receivables from and payables to customers, dealers, affiliates and others of $1.1 million, a decrease in securities owned of $32.8 million and a decrease in other assets of $20.6 million and an increase in securities sold under agreements to repurchase of $314.2 million generated operating cash flow. An increase in securities purchased under agreements to resell of $261.4 million and a decrease in securities sold, not yet purchased of $15.2 million used operating cash flow.

     For the first nine months of 1996, cash provided from investing activities of $58.3 million resulted from the $59.3 million of net proceeds from the sale of BETA and the $2.1 million of cash proceeds from the sale of fixed assets which were partially offset by $6.6 million of fixed asset purchases. For the first nine months of 1995, the Company used $20.8 million for investing activities, which was comprised of $19.8 million net cash flows used in its mortgage-backed securities investing activities and approximately $1.0 million used for the purchase of fixed assets.

     For the first nine months of 1996, the Company's financing activities used $123.6 million, primarily the result of repayment of $106.8 million of bank loans, cash dividend payments of $1.1 million during the second quarter on the Exchangeable Preferred Stock and $13.9 million during the third quarter on its Common Stock, and $36.0 million used to retire its junior subordinated debentures. This was offset to some extent by the combination of: collection of $12.9 million under the Kemper indemnification, $22.9 million related to the repayment by the KSOP of its mirror loan to the Company, and receipt of $7.0 million in proceeds from the issuance of additional shares of Common Stock under Company stock plans. In 1995, financing activities consisted of $20.5 million of proceeds from the issuance, in excess of repayments, of collateralized mortgage obligations and the repayment of $100.0 million of bank loans.

DERIVATIVE FINANCIAL INSTRUMENTS

     Derivatives are financial instruments, the payments on which are linked to the prices, or relationships between prices, of securities or commodities, interest rates, currency exchange rates or other financial measures (collectively referred to as "cash market instruments"). Derivatives enable the Company and its clients to manage their exposure to interest rates and currency exchange rates, and security and other price risks. Derivatives include structured notes, swaps, futures or forward contracts and options. Certain types of derivatives, including forwards and certain options, are traded in the OTC markets. Other types of derivatives, including futures contracts and listed options, are traded on regulated exchanges.

     Based on relative notional amounts, management believes that the Company's derivative activities are not as extensive as those of many of its competitors. The Company does not engage in the speculative trading of derivatives.
Instead, the Company has focused its derivative activities on trading in forward and futures contracts in U.S. government and agency issued or guaranteed securities as hedges against the Company's securities inventory positions. The Company also executes transactions in exchange-traded futures contracts and listed options on behalf of its clients.

     The Company has entered into certain futures and options contracts on a limited basis in the ordinary course of its business to hedge or modify exposures to interest rate fluctuations related to its unit investment trust product originations and interest-sensitive securities in its inventory. Given the limited use of such derivatives, the Company has not incurred and does not expect to incur any material losses relating to its derivative investments that would not be substantially offset with corresponding gains on the securities hedged. Both the securities hedged and the derivative instruments are carried on the statement of financial condition at their market values. Gains and losses, both realized and unrealized, from both the hedged securities and the derivative instruments are included in current operating results.

RISK MANAGEMENT

     The Company monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is expected.

     The Company often acts as principal in customer-related transactions in financial instruments which expose the Company to market risks. The Company makes dealer markets in certain equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities, and municipal fixed-income securities. As such, the Company maintains securities inventories to facilitate customer transactions. The Company covers its exposure to market risk by limiting its net long or short positions, both overall and by individual product area, by limiting the number of days inventory is held, by selling or buying similar instruments and by utilizing various derivative financial instruments such as futures and forward and option contracts. The Company believes its philosophy, risk management and hedging practices result in carefully managed market exposure and reduced earnings volatility.


     At September 30, 1996 and December 31, 1995, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):


                                                 9/30/96   12/31/95
                                                 --------  --------

             OWNED
             -----
             Obligations of the U.S. Government
              or its agencies                    $ 61,586  $ 62,808
             State and municipal obligations       10,952    22,333
             Corporate debt obligations            60,204    44,954
             Corporate stocks and warrants          9,575     9,205
             Other                                  1,299     1,956
                                                 --------  --------
                                                 $143,616  $141,256
                                                 ========  ========




             SOLD, NOT YET PURCHASED
             -----------------------

             Obligations of the U.S. Government
              or its agencies                    $ 55,525  $ 70,130
             State and municipal obligations          584       601
             Corporate debt obligations            12,452    13,809
             Corporate stocks and warrants          6,332     7,085
             Other                                    311         7
                                                 --------  --------
                                                 $ 75,204  $ 91,632
                                                 ========  ========


     The Company manages risk exposure utilizing mechanisms involving various levels of management. The Company's Risk Management Committee assists senior management in managing risk associated with trading and inventory accounts. The primary function of this committee is to establish and monitor position limits for these accounts on an ongoing basis. Current and proposed underwriting and other commitments are subject to due diligence reviews by senior management as well as professionals in the appropriate business and support units involved.

     The Company's trading activities result in the creation of inventory positions. Position and exposure reports are prepared daily by operations staff. Such reports are distributed to and reviewed independently on a daily basis by the Company's Inventory Risk Management Committee as well as members of senior management including the Chief Executive Officer, Chief Operating Officer and Chief Financial Officer. In addition, the corporate accounting group prepares a daily consolidated summarized position report indicating both long and short exposure. These reports, which are distributed to various levels of management throughout the Company, enable senior management to control inventory levels and monitor results of the trading areas.

The Company also reviews and monitors, at various levels of management, inventory aging, pricing, concentration and securities ratings.


     In addition to position and exposure reports, the Company produces a daily revenue report which summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the trading departments.
Daily revenue is reviewed for various risk factors and is independently verified by the Inventory Risk Management Committee. The daily revenue report is summarized by the corporate accounting group and distributed to various levels of management throughout the Company, and, together with the position and exposure report, enables senior management to monitor and control overall activity of the trading areas.

     Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining possession and control of collateral. The Company monitors its exposure to counterparty risk on a daily basis through the use of credit exposure information and the monitoring of collateral values. The Company's credit department is responsible for reviewing counterparties to establish appropriate exposure limits for a variety of transactions. In addition, the Company actively manages the credit exposure relating to its trading activities by monitoring the creditworthiness of counterparties and their related trading limits on an ongoing basis, requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties.

     The Company seeks to control the risks associated with its investment banking activities through a process that results in a thorough review by various committees of the risks associated with all of significant transactions prior to accepting an engagement. The Company currently has various commitment and other review committees. Each such committee is chaired by a member of senior management and has at least one additional senior management member. Other committee members include employees who provide expertise in the evaluation and analysis of proposed transactions brought before the particular committee.

     The Company's risk management effort also includes an emphasis on compliance. Retail branch managers and other supervisors are required to engage in specific review and other tasks, and complete various reports, as part of their supervisory responsibilities. The Company's compliance department professionals monitor the Company's retail and capital markets activities, conduct periodic and other examinations, respond to any customer complaints that arise and interface with the various regulatory agencies that have jurisdiction over the Company and its business.


PART II  Other Information

Item 1. Legal Proceedings

     Many aspects of the Company's business involve substantial risks of liability.

Like other securities brokerage firms, the Company has been named as a defendant in class action and other suits and has in the past been subject to substantial settlements and judgments.

     Following are descriptions of certain of the lawsuits in which the Company is currently a named defendant. The Company intends to vigorously defend itself against the allegations in each of such actions. Although there can be no assurances, the Company does not believe that the ultimate outcome of any of this litigation, individually or in the aggregate, will have a material adverse effect on its financial condition. Due, however, to the relatively early stage of each of these lawsuits and the lack of information currently available, management cannot accurately make estimates of potential loss, if any, or assure that such lawsuit will have no material adverse effect on the Company's results of operations in any particular period.

     In Re NASDAQ Market-Maker Antitrust Litigation. In December 1994 a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York against thirty-three broker-dealer market makers in The NASDAQ National Market System ("NASDAQ") traded securities, including EVEREN Securities, alleging the defendants had conspired to fix the "spread" between bid and asked prices for NASDAQ traded securities in violation of Section 1 of the Sherman Act. On behalf of a purported class allegedly including all United States customers of the defendants who purchased or sold securities on NASDAQ during a period from May 1989 through May 1994, plaintiffs claim damage in that allegedly they paid more for securities purchased on NASDAQ, or received less on securities sold, than they would have but for the alleged conspiracy. Compensatory damages, treble damages, attorney's fees and costs and other relief are being sought against each of the defendants on a joint and several basis. In August 1995 the Court granted defendants' motion to dismiss on the ground that plaintiffs had failed to specify the stocks in which the alleged collusion had occurred. Plaintiffs then filed a further amended complaint identical in substance to the dismissed one listing over 1,000 securities allegedly the subject of the claimed conspiracy. Defendants have filed their answer denying the material allegations of such complaint. Discovery is proceeding.

     In addition, allegations of collusion among market-makers became the subject of investigations by the Antitrust Division of the Department of Justice ("DOJ"), the SEC and the NASD. EVEREN Securities and other market makers have responded to Civil Investigative Demands by the DOJ and to subpoenas by the SEC. On July 17, 1996 DOJ filed a civil complaint against 24 market makers, other than EVEREN Securities, alleging that a common understanding arose among the defendants and other market makers to adhere to a quoting convention for the purpose of fixing the inside spread on a substantial number of NASDAQ stocks in violation of the antitrust laws and announced that the market makers named in that complaint had entered into a settlement agreement with the DOJ.

     Cuyahoga County, Ohio Litigation (Jones, et al. v. McDonald & Co., et al.). In August 1995 a lawsuit was filed in the Court of Common Pleas of Cuyahoga County, Ohio on behalf of the County of Cuyahoga (the "County"), the State of Ohio and the Board of County Commissioners against eight broker-dealers and banks, including EVEREN Securities, relating to investment losses suffered by the County and its Secured Assets Fund Earnings program (the "S.A.F.E. Fund"). Plaintiffs' second amended complaint alleges that the defendants facilitated and assisted the staff of the County's investment department in engaging in certain investment activity that was risky and speculative and that violated the S.A.F.E. Fund's policies and procedures and certain state laws. The investments at issue consisted of fixed-income securities, specifically U.S. Treasuries and government agency securities, financed by reverse repurchase transactions.
When interest rates rose dramatically in 1994, resulting in a decline in the value of the County's investment portfolio, the County terminated the S.A.F.E. program, liquidated its portfolio and incurred losses. Thereafter, the County Treasurer was convicted of dereliction of duty and the County's Chief Investment Officer pled guilty to dereliction of duty and falsification. The complaint seeks unspecified compensatory damages and punitive damages, costs and attorneys' fees, alleging investment losses in the "tens of millions of dollars." News reports have indicated that the County incurred investment losses exceeding $100 million. The complaint alleges breach of fiduciary duty and negligence by EVEREN Securities and the other defendants. The complaint also alleges fraud, misrepresentation and violation of the Ohio securities law by three defendants other than EVEREN Securities in connection with certain of the County's securities issuances. The Ohio Supreme Court has disqualified all Cuyahoga County judges from hearing the case, and a retired judge from another Ohio county has been assigned.

     Estate of Braunstein, et al. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. EVEREN Securities is named as a defendant, together with ten other broker-dealers, in a purported class action lawsuit filed in the Supreme Court of the State of New York, County of New York, in May 1994. Plaintiffs purport to state claims individually and on behalf of a class of all individuals or entities who have had accounts with one or more of the defendants in which they have had free credit balances from which the defendants have derived economic benefit for which they have not accounted to the plaintiffs. The complaint purports to assert causes of action for breach of fiduciary duty and unjust enrichment. Plaintiffs allege that defendants unlawfully retained interest earned on free credit balances in broker-dealer accounts. Plaintiffs seek compensatory damages, the imposition of a constructive trust, an injunction to require the payment of interest on free credit balances, costs and attorneys' fees. In June 1995 the court granted defendants' motion to dismiss for failure to state a cause of action. Plaintiffs then filed an amended complaint containing similar claims. Defendants motion to dismiss the amended complaint was denied. Defendants have filed an answer in the case, and discovery has commenced. In September 1996, the court denied without prejudice plaintiffs' motion for class certification.

     EVEREN Clearing v. Brod, et al. EVEREN Clearing has initiated this New York Stock Exchange arbitration proceeding seeking to recover from Brod, a failed correspondent clearing firm, and its principals approximately $5.3 million in losses primarily resulting from unsatisfied margin calls and other losses incurred as a result of Brod's failure. Brod and its principals have asserted various defenses to EVEREN Clearing's claims, and Brod and one of the principals have filed counterclaims in which they seek to recover approximately $25.7 million in alleged damages as the result of EVEREN Clearing's termination of its clearing agreement with Brod. EVEREN Clearing has asserted various defenses to such counterclaims. An arbitration hearing began in late September 1996.

     In addition to the matters described above, the Company is currently a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities. Some of such actions involve allegations of misconduct by Company employees, and other actions involve claims against the Company by current or former employees. The Company does not believe that any such matters will have a material adverse effect on its financial condition or results of operations.

Item 2. Changes in Securities

     On July 30, 1996, the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal or $36.0 million, plus accrued interest.

     On October 3, 1996, EVEREN Capital amended and restated its Certificate of Incorporation (the "Certificate of Incorporation"). The amendments to the Certificate of Incorporation included: (i) an increase in the number of shares of capital stock that EVEREN Capital is authorized to issue to 110,000,000, of which 10,000,000 are designated preferred stock, par value $.01 per share (the "Preferred Stock"), and 100,000,000 are designated common stock, $.01 per share (the "Common Stock"); (ii) the reclassification and conversion of each authorized share of nonvoting common stock, par value $.01 per share ("Nonvoting Common Stock"), whether or not then currently outstanding, into one share of Common Stock and the elimination of the provision in the Certificate of Incorporation for Nonvoting Common Stock, and any references thereto; and
(iii) the requirement that any action required or permitted to be taken by the stockholders be taken at a duly called annual or special meeting of stockholders, that no such action may be taken by any consent in writing of the stockholders and that such provision may be amended or repealed only by an affirmative vote of the holders of at least 75 percent of the then outstanding Common Stock at a duly called meeting (the "Charter Amendments"). As a result of the elimination of the provision for Nonvoting Common Stock in the Certificate of Incorporation, all non-qualified stock options which had previously been granted to acquire shares of the Nonvoting Common Stock were converted into non-qualified stock options to acquire shares of the Common Stock on a share for share basis.

Item 4. Submission of Matters to a Vote of Security Holders

     On or about August 22, 1996, the EVEREN Capital Board of Directors began soliciting the written consents of the holders of the Common Stock to approve the Charter Amendments referred to in Item 2. above. EVEREN Capital received written consents with respect to 11,461,579 shares of Common Stock, and of that number 10,915,657 shares were voted in favor of the Charter Amendments and 545,922 shares were voted against the Charter Amendments.


Item 6. Exhibits and Reports on Form 8-K

   (a)  Exhibits
        3(i) Articles of Incorporation. (Amended and Restated Certificate of Incorporation effective as of October 3, 1996 is incorporated herein by reference to Exhibit number 3.1 to Amendment No. 1 to the EVEREN Capital Form S-1 (No. 333-09163) filed with the Securities and Exchange Commission on September 6, 1996.)

        3(ii) By-Laws. (Amended By-Laws effective as of October 11, 1996 are incorporated herein by reference to Exhibit number 3.2 to Amendment No. 1 to the EVEREN Capital Form S-1 (No. 333-09163) filed with the Securities and Exchange Commission on September 6, 1996.)

      11   Statement regarding computation of per share earnings

      27   Financial Data Schedule

     (b)   Reports on Form 8-K
           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     EVEREN CAPITAL CORPORATION



Date: November 14, 1996              By: /s/Daniel D. Williams
                                        ---------------------------------
                                         Daniel D. Williams
                                         Senior Executive Vice President
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer)




                                     By:  /s/Thomas M. Mansheim
                                         ---------------------------------
                                         Thomas M. Mansheim
                                         Senior Vice President
                                         Controller and Chief Accounting Officer

                                 EXHIBIT INDEX


Exhibit No.   Description                                               Page No.
----------    -----------                                               --------

   3.1        Articles of Incorporation.  (Amended and Restated
              Certificate of Incorporation effective as of October 3, 1996 is incorporated herein by reference to Exhibit number
              3.1 to Amendment No. 1 to the EVEREN Capital Form S-1 (No. 333-09163) filed with the Securities and Exchange
              Commission on September 6, 1996.)

   3.2 By-Laws. (Amended By-Laws effective as of October 11, 1996 are incorporated herein by reference to Exhibit number 3.2 to Amendment No. 1 to the EVEREN Capital Form S-1 (No. 333-09163) filed with the Securities and Exchange Commission on September 6, 1996.)

   11         Statement regarding computation of per share earnings

   27         Financial Data Schedule