Form 10-K
period 1996-12-31
EVEREN CAPITAL CORP
filed 1997-03-28
CIK 945770

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended          December 31, 1996
                              --------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                        --------    --------

     Commission file number        1-13940
                            ----------------------------------------------

                          EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          DELAWARE                                  36-4019175
---------------------------------     ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


77 West Wacker Drive, Chicago, Illinois                60601
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (312) 574-6000
                                                   -----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
Title of each class                          on which registered
-------------------                         ---------------------
     Common Stock                       New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                   -----      -----

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment on this Form 10-K.  [      ]

As of March 14, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $147,250,135 (based on the closing price on the New York Stock Exchange and on the assumption that the 10,688,606 shares held by the trustee of the registrant's 401(k) and stock ownership plan are considered held by an "affiliate").

As of March 14, 1997 the following number of shares were outstanding for each class of the registrant's common stock:

     Common Stock,  $.01 par value - 17,085,969

Documents Incorporated by Reference - Certain sections of the Registrant's Proxy Statement dated April 4, 1997 for Annual Meeting of Stockholders to be held May 6, 1997 are incorporated into Part III of this Form 10-K.

                                    INDEX

PART I
------
                                                       Page
                                                       ----

Item 1.   Business                                       3
Item 2.   Properties                                    16
Item 3.   Legal Proceedings                             16
Item 4.   Submission of Matters to a Vote of
            Security Holders                            18


PART II
-------

Item 5.   Market for Registrant's Common Equity
            and Related Stockholder Matters             18
Item 6.   Selected Financial Data                       20
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                  21
Item 8.   Financial Statements and Supplementary Data   38
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure      63


PART III
--------

Item 10.  Directors and Executive Officers of the
            Registrant                                  63
Item 11.  Executive Compensation                        67
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management                       67
Item 13.  Certain Relationships and Related
            Transactions                                67


PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                         67

POWER OF ATTORNEY AND SIGNATURES                       S-1

EXHIBIT INDEX                                          E-4

PART I
ITEM 1.BUSINESS

General

     EVEREN Capital Corporation and its subsidiaries ("EVEREN" or the "Company") is a full-service securities brokerage firm that provides a broad range of investment services and products primarily to individuals and also to institutions, corporations and municipalities. The Company's core strength is its retail operations, which are focused on individual investors and which generated more than 70% of the Company's net revenues in each of the last three years. The Company also engages in capital markets, asset management and clearing activities that complement and capitalize on the strength of the Company's retail operations.

     In its retail business, conducted primarily through its wholly- owned subsidiary, EVEREN Securities, Inc. ("EVEREN Securities"), the Company focuses on maintaining and developing strong client relationships in local and regional markets while providing the breadth and quality of services and products offered by national brokerage firms. Headquartered in Chicago, the Company operates its retail business through an integrated network of approximately 1,220 investment consultants located in approximately 140 offices in 27 states. As of January 1, 1996, EVEREN was ranked as the twelfth largest brokerage firm in the United States based on number of retail investment consultants, according to the Securities Industry Association. At year end, EVEREN held over $40 billion of customer assets in approximately 500,000 client accounts.

     EVEREN enjoys strong market positions in targeted regional markets with approximately 74% of branch offices and 75% of its investment consultants located in the states of Illinois, California, Ohio, Wisconsin, Colorado and Texas. EVEREN's market penetration is primarily the result of the consolidation and integration in 1990 of five prominent predecessor firms to form a network of seasoned investment consultants.

     The Company also provides a full range of equity and fixed income products, investment banking services and other capital markets products and services through approximately 230 professionals located in 19 offices in major cities in the United States. The Company is increasing the coordination of its investment banking, syndicate and trading activities and focusing those activities on middle market and growth companies in selectively targeted industries in which management believes the Company has specialized expertise. In addition, EVEREN is expanding its asset management business through a joint venture with Mentor Investment Group, Inc. ("Mentor"), an asset management company that had approximately $10 billion of assets under management at year end 1996. Through its subsidiary, EVEREN Clearing Corp. ("EVEREN Clearing"), the Company also provides securities clearing services to its trading and brokerage areas and approximately 30 correspondent firms.

     In September 1995, the Company became independent when the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan ("KSOP") purchased 96.6% of the Company's then outstanding Common Stock (the "Buy- out") from Kemper Corporation ("Kemper") for an aggregate cash price of $71.4 million ($55.0 million of which was funded by bank borrowings) plus $30.0 million of the Company's Exchangeable Preferred Stock. In October 1996, the Company completed its initial public offering whereby 4.6 million shares of its Common Stock were sold at a price of $18.50 per share. Approximately 75% of the Company's

Common Stock is currently employee-owned, with approximately 90% of the Company's current employees having an ownership interest. The Company experienced net losses in 1992, 1993, 1994 and 1995 of $38.4 million, $3.7 million, $2.2 million and $15.9 million, respectively. Since the Buy-out, EVEREN has experienced improved growth and profitability relative to prior periods. For the fourth quarter of 1995, its first full quarter as an independent entity, the Company reported net income of $6.2 million on net revenues of $131.3 million compared to net income of $0.7 million on net revenues of $114.2 million for the fourth quarter of 1994. For the year ended December 31, 1996, the Company generated net income of $62.5 million, including a $30.2 million after-tax gain on the sale of a subsidiary, on net revenues of $536.6 million compared to a net loss of $15.9 million on net revenues of $490.7 million for 1995. Management believes that the Company's independence and employee ownership have resulted in high levels of employee motivation, confidence and commitment, which have in turn contributed significantly to the Company's improved performance.

Strategy

     EVEREN is dedicated to expanding its retail brokerage franchise while increasing the proportion of revenues and profits contributed by its capital markets and asset management businesses. The Company continually focuses on enhancing its profitability through revenue growth and strict cost controls. Key elements of the Company's strategy include actions to:

     - Provide a high level of value-added service to clients. Management seeks to provide its retail investment consultants with a work environment and resources that enable them to offer clients service superior to that provided by most national brokerage firms and a range of products and services broader than those offered by most competing regional brokerage firms. Management believes that the Company's ability to provide clients with superior service is primarily attributable to the long average tenure and experience of its investment consultants, a high average level of support staff per investment consultant and the breadth of the Company's service and product offerings. The Company is also actively seeking to enhance the consultative, as opposed to transactions-oriented, nature of its approach in an effort to meet and serve its clients' needs more effectively.

     - Increase penetration in existing markets. EVEREN targets select local markets in which its presence often equals or exceeds that of larger national brokerage firms. The Company is focused on achieving target market penetrations (generally 10% -15% market share) in most of its markets to realize operating efficiencies and develop a meaningful presence in such communities. To achieve desired market penetration, the Company is building its investment consultant base by recruiting experienced investment consultants in appropriate markets, as well as selectively hiring and training new investment consultants. Newly recruited investment consultants typically occupy available space within existing offices, although the Company may selectively open new offices in locations in which it believes it can reach desired penetration levels.

     - Grow client assets and increase asset management activity. The Company seeks to increase the level of client wealth maintained at the Company by encouraging existing clients to maintain an increasing proportion of their financial assets with the Company and by attracting new clients.

       Toward this end, the Company undertook two significant initiatives in 1996. The first initiative was the introduction of new cash management products that allow clients to consolidate their financial assets into one, full service integrated account with a variety of features. The second initiative was a joint venture with Mentor, which provides the Company's investment consultants with proprietary mutual funds to sell to existing and new clients. The arrangement expands the Company's product offerings while also allowing the Company to diversify and potentially increase its earnings through direct participation in Mentor's earnings. The Company is seeking to increase the recurring, fee-based revenues generally associated with asset management activities.

     - Expand capital markets activity. The Company intends to increase its origination of equity products. To implement this strategy, the Company is increasing the coordination of its research, investment banking, syndicate and equity trading activities to focus those activities on middle market and growth companies in a group of core industries. By focusing its activities, the Company expects to enhance its reputation in such industries and increase its penetration, thereby leading to the execution of a greater volume of larger, higher margin transactions.

     - Pursue opportunistic acquisitions consistent with the Company's overall strategy. The Company intends to selectively pursue acquisition opportunities that either deepen penetration in its existing markets or add new, sufficiently penetrated, markets to its franchise. Management intends to selectively pursue acquisitions, principally of smaller brokerage firms that have full-service orientation similar to the Company and that are likely to further leverage the Company's infrastructure. The Company intends to continue to consider from time to time the divestiture, elimination or resizing of other non-core businesses, programs or assets in order to increase the focus on its retail brokerage and capital markets businesses.

     - Maintain rigorous cost discipline. The Company seeks to minimize operating costs and to convert fixed costs to variable costs as appropriate. The Company regularly reviews the expense levels in, and profit contributions of, each retail branch office and business unit to determine appropriate consolidation and other cost saving opportunities. In addition, the Company has closely aligned the compensation structure for branch managers and other managerial personnel to profitability targets and the attainment of cost minimization goals. The Company also seeks to reduce fixed cost by divesting non-core businesses, such as BETA Systems, Inc. ("BETA"), a wholly owned data processing and quote service subsidiary which was sold on April 30, 1996 for $63.5 million, and resizing certain business units, such as its municipal bond unit.

     - Maintain conservative risk profile. The Company continues to control the risk in each of its businesses. Securities inventories are maintained at relatively low levels, hedged to the extent practicable and subjected to strict risk management guidelines. The Company seeks to limit its exposure to trading losses by focusing its trading activity on facilitating its retail and institutional businesses rather than on trading for its own account. Management seeks to foster a conservative approach to risk through a number of mechanisms, including the linking of trader compensation to production as a priority over trading profits, an emphasis on compliance, a focus on education and the implementation of thorough risk management systems monitored on a daily basis.

Nature of the Securities Brokerage Business

     The securities brokerage business is subject to significant risks, including the risk of losses resulting from the underwriting or ownership of securities, trading losses, counterparty failure to meet commitments, customer fraud, employee fraud, issuer fraud, errors and misconduct, failure in connection with the processing of securities transactions and litigation. The securities brokerage business is directly affected by many factors, including economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of the securities industry in the marketplace and the level and volatility of interest rates. Such factors can lead to lower price levels for securities and illiquid markets.

     Lower price levels of securities may result in (a) reduced volume of securities, options and futures transactions, with a consequent reduction in commission revenues, (b) losses from declines in the market value of securities held in trading, investment and underwriting positions and (c) reduced management fees calculated as a percentage of assets managed. In periods of low volume, levels of profitability are further adversely affected because certain expenses remain relatively fixed. Illiquid markets may result in the Company having difficulty selling securities, hedging its securities positions and investing funds under its management. The Company believes its trading strategy and risk management procedures reduce its exposure to losses resulting from such risks, although there can be no assurance that such losses will not occur or if they do, that they will not be material.

Dependence on Outside Sources of Financing

     The Company, like others in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations, principally to finance customer margin account balances and certain other transactions. The principal sources of the Company's cash and liquidity are commissions, repurchase agreements and collateralized bank loans. EVEREN Clearing, the Company's clearing subsidiary, maintains credit lines aggregating approximately $600 million with several banks, of which $140 million (including $40 million of unsecured credit arrangements) had been drawn down as of December 31, 1996.

Retail Brokerage Activities

     EVEREN's retail business offers clients a complete range of investment products, such as stocks, bonds and mutual funds, and investment services, including investment advice, financial planning and asset management. Management believes that the breadth and quality of the Company's products and services, coupled with the productivity, tenure and experience of its investment consultants, allow it to provide superior service to its clients and help to distinguish EVEREN from its competitors.

     Markets

     EVEREN's investment products and services are marketed to clients by a network of approximately 1,220 investment consultants operating out of approximately 140 retail branch offices in 27 states. Although EVEREN Securities' single largest office in terms of revenue in 1996 was in New York City, approximately three-quarters of the Company's investment consultants are located in branch offices in California (286 investment consultants), Ohio
(155), Illinois (149), Wisconsin (118), Colorado (100) and Texas (96). Many of EVEREN's retail offices are located in smaller cities or suburban areas. The Company's top fifteen performing branch offices accounted for 35% of retail sales revenues in 1996.

     Retail Products and Services

     EVEREN offers a full line of investment products to its retail clients. These include cash management accounts, listed and over-the- counter stocks, government and corporate bonds, tax-exempt state and local government bonds, open-and closed-end mutual funds, unit investment trusts, commodities, individual retirement accounts ("IRAs") and a wide variety of investment advisory products. Service offerings include investment advisory services, financial planning services such as retirement planning and planning for college funding, asset allocation advice, margin loans and prototype 401(k) plans and services.

     The table below sets forth the percentage contribution of various retail investment products and services to EVEREN's 1996 retail revenues:

                                          Percentage of
            Product/Service              Retail Revenues (1)
            ---------------              ---------------
               Equities                           39%
               Asset management                   13
               Margin interest                    13
               Mutual funds                       13
               Other                              11
               Taxable fixed income                8
               Municipals                          3
                                                 ---
               Total                             100%
                                                 ===

(1) Retail revenues include commissions, principal sales credits, 12b-1 and managed account fees credited to the production of an individual investment consultant, as well as asset management and margin interest income earned on related client assets.

     In May 1996 as part of its strategy to grow client assets and increase asset management activity, EVEREN introduced two new forms of cash management accounts, the EVEREN Automatic Access Account(R) ("AAA") and the EVEREN Advantage(SM) account ("Advantage"). AAA and Advantage are designed to allow clients to consolidate their financial assets in a full service, integrated account. AAA accounts feature numerous services, including a daily sweep of any cash in the client's account to a money market mutual fund, unlimited free checking, debit cards, margin account access and automatic bill payment. Advantage account holders also will receive customized statements showing gain and loss information, complimentary IRA and EVEREN Online Service, a service that will provide the client with direct access to his or her account information via computer modem.

     Investment Advisory Services

     The Company's investment advisory services include performance monitoring, selection of third party investment managers and, to a limited extent, discretionary asset management. The investment advisory services offered by the Company are tailored for a variety of clients, including individuals, pension and profit-sharing plans, trusts and estates, charitable organizations, corporations and other business and governmental entities. These services are provided by approximately 425 investment consultants located in 115 of the Company's branch offices. Investment advisory services are typically rendered on a fixed or "wrap" fee basis, such that all services, including execution services, are provided by EVEREN for a fixed fee, payable quarterly, usually a percentage of assets under management.

     Investment Consultants

     Productivity and Tenure. One of the strengths of the Company's retail business is the experience and productivity of its investment consultants. Management believes that average production and average client assets per investment consultant are important measures of productivity.

Per Investment Consultant       1996      1995      1994      1993
-------------------------       ----      ----      ----      ----

Average production for        $306,000  $275,000  $258,000  $295,000
period (1)

Average client assets at
period end                       $32.8     $27.8     $23.2     $26.5
  (in millions) (2)

(1) Average production is calculated by dividing the aggregate commissions, principal sales credits and 12b-1 and managed account fees credited to the production of all investment consultants by the average number of investment consultants during the period.

(2) Average client assets equals total assets held in retail client accounts divided by number of investment consultants. Excludes certain annuity and mutual funds and other assets not actually held in the client's account but on which commissions or similar payments are received.

     Based upon a confidential industry survey conducted by a third party, management believes that the average production generated by the Company's investment consultants exceeded the industry average of $275,199 for regional firms in 1996 and was slightly below the industry average of $325,691 for all firms. In 1994, 1995 and 1996, the Company had 19, 27 and 38 investment consultants, respectively, whose production exceeded $1,000,000. Management believes that the increase in investment consultant productivity from 1994 to date is attributable, in part, to the departure of lower revenue-producing investment consultants during this period and the recruitment of higher revenue producing investment consultants. On average, EVEREN's investment consultants have more than eight years of tenure with the Company and 16 years of experience in the securities brokerage industry.

     Recruiting. In order to achieve its desired market share penetrations, EVEREN is building its investment consultant base by recruiting experienced investment consultants in targeted markets, as well as selectively training new investment consultants. The Company added a net of 69 new investment consultants in 1996, compared to a net decline of 83 investment consultants for 1995. The Company faces significant competition from other firms seeking to recruit qualified investment consultants, and there can be no assurance that the Company's recruiting and retention efforts will be successful.

     Training. The Company intends to strengthen its base of investment consultants by means of its ongoing training programs. Through EVEREN University, which provides coordinated training and educational programs, a core curriculum is being developed to help experienced investment consultants gather more client assets and serve clients more effectively. Trainee investment consultants will participate in a completely revamped program that will focus on a consultative rather than transactions-oriented approach, asset gathering, technology and overall financial planning for clients. See "_EVEREN University and EVEREN Foundation."

     SIPC Insurance

     The Company maintains insurance provided by the Securities Investors Protection Corporation ("SIPC") for up to $500,000 per customer account, as well as excess SIPC coverage for up to an additional $9.5 million ($10.0 million total protection) per client account. Coverage up to an additional $49.5 million ($50.0 million total protection) is available for clients electing specialized account services.

Capital Markets Activities

     The Company engages in a full range of capital markets activities, including product origination, trading and research of equity, taxable fixed income and municipal securities. The Company's capital markets activities are primarily client-driven, in contrast to those of many other securities firms which emphasize proprietary trading, and currently account for approximately 25% of the Company's net revenues. Capital markets activities are conducted through approximately 230 professionals in 19 offices located in major cities across the United States.

     Equities

     The Company seeks to focus its equity capital markets activities increasingly on institutional clients because of their greater share volumes and resulting revenues. The Company is therefore seeking to coordinate its equity securities research, investment banking, syndicate and trading activities by industry group and focus those activities on middle market and growth companies in a group of core industries. These industries currently include financial services (primarily thrifts, insurance companies and finance companies), real estate, technology (primarily computer hardware and software), consumer goods (primarily retail, catalogues and restaurants), industrials (primarily specialty chemicals, capital goods and selected manufacturing), telecommunications (primarily equipment and wireless and landline services) and health care.

     Research. The Company provides equity research coverage on a group of middle-market and growth companies in the Company's core industries. The Company's research staff prepares periodic reports on approximately 245 publicly traded companies and uses a team approach that is designed to allow depth of coverage. In addition, the Company purchases research coverage from two well-regarded investment banks. This out-sourcing of research provides the broad services needed by retail investment consultants and clients and allows the Company's in-house analysts to focus where they can add value. The Company also maintains a research liaison desk to provide responsive support service to its investment consultants and retail clients.

     Investment Banking. The Company offers a broad range of investment banking services primarily relating to equity offerings and private placements to middle market and growth companies, principally in the Company's core industries. The Company has approximately 40 investment banking professionals in 7 locations. The Company also offers other investment banking services, including mergers and acquisitions advisory and debt origination.

     Institutional Sales. The Company distributes equity securities through an institutional equity sales force that primarily serves mid- size and large institutional clients. The Company has approximately 30 institutional equity sales professionals located in 4 offices. In 1996, the institutional equity sales force generated $19.3 million of revenues.

     Trading. The Company makes a market in approximately 450 over-the-counter stocks, including most of those covered by the Company's research department. EVEREN employs approximately 25 trading professionals who execute transactions in both over-the-counter and listed securities primarily for retail and institutional clients. Traders are paid based on a formula that encourages them to work with the Company's investment consultants and institutional sales professionals to generate sales revenues as a priority over trading profits. The Company seeks to limit its exposure to trading losses by focusing its trading activity on facilitating its retail and institutional businesses rather than on trading for its own account. The Company imposes low position limits for its traders.

     Taxable Fixed Income

     The Company provides a broad range of government, government agency and corporate fixed income securities to its retail and generally smaller institutional clients. A relatively small amount of the taxable fixed income securities offered by the Company are originated internally, most being obtained in the secondary market. The taxable fixed income department employs approximately 80 professionals, including fixed income research personnel who primarily provide investment ideas and credit oversight. To facilitate taxable fixed income sales, the Company enters into standard repurchase and reverse repurchase agreements with qualified institutional clients.

     Municipals

     The Company provides underwriting and financial advisory services to, and distributes securities of, tax-exempt municipalities principally in the Midwest. The Company's municipal securities business includes approximately 11 public finance investment bankers and analysts that provide underwriting and financial advisory services. As part of its cost reduction strategy, the Company realigned and downsized its municipal business in the third quarter of 1996, eliminating 34 out of 94 positions.

Gateway Mortgage Acceptance Corporation

     Gateway Mortgage Acceptance Corporation ("Gateway") is a wholly- owned limited purpose subsidiary whose business activities are limited to issuing series of collateralized mortgage obligations, directly or through one or more trusts beneficially owned by it, to retail investors and purchasing, owning and selling other mortgage-related assets associated with collateralized mortgage obligations. In the fiscal year ended December 31, 1996, Gateway, as a pass-through entity, accounted for approximately $11.9 million of interest income and approximately $11.6 million of interest expense of the Company. Gateway has no employees. Gateway retains the right to call, beginning four years after issuance, the collateralized mortgage obligations it issues and may realize a gain, if any, between the call price of such securities and the underlying value of the collateral. See Notes 2, 7 and 8 of Notes to Consolidated Financial Statements.

Mentor Joint Venture

     In 1996, the Company entered into a joint venture (the "Joint Venture") pursuant to which it acquired an initial 20% ownership interest in Mentor, the asset management subsidiary of Wheat First, Butcher Singer, Inc. ("Wheat"), a Mid-Atlantic based securities brokerage firm, for no direct cash consideration. The Joint Venture Agreement ("JVA") provides the Company with an opportunity not later than late 1998 to increase its ownership stake in Mentor up to a maximum 50% equity interest (or such lesser equity interest equal to Wheat's equity interest if another firm is added to the Joint Venture).

     By entering into the Joint Venture, the Company is seeking to grow client assets under management by offering a greater range of asset management products and, through its ownership interest in Mentor, to capture a portion of earnings relating to client assets under management that would otherwise be earned by third-party vendors.

     Mentor is a regional asset management firm headquartered in Richmond, Virginia that offers seven distinct investment styles (cash, active fixed income, balanced, tactical asset allocation, large capitalization quality growth, global/international equity growth and small/mid-capitalization equity growth) through retail mutual funds, institutional mutual funds and separately managed portfolios. As of December 31, 1996, Mentor had approximately $10.0 billion in assets under management compared to $1.0 billion in early 1993.

     In 1996, the Company transferred approximately $3.1 billion of money market mutual fund assets held in client accounts to Mentor- sponsored funds. The JVA prohibits each of the Company and Wheat from engaging, directly or indirectly, in the asset management business other than through Mentor or through activities generally engaged in by broker- dealer firms.

EVEREN Clearing

     The Company, through EVEREN Clearing, a broker-dealer registered with the Securities and Exchange Commission (the "Commission") and a member firm of the New York Stock Exchange ("NYSE") and other principal exchanges, provides securities execution and clearing services on a fully-disclosed basis and commodities clearing services for EVEREN Securities and other non-affiliated broker-dealers.

     EVEREN Clearing was incorporated in Delaware in 1984 to service the clearing needs of the broker-dealers then affiliated with Kemper. EVEREN Clearing expanded its clearing services to outside broker-dealers in order to leverage its clearing structure, thereby reducing EVEREN Securities' clearing costs. As of December 31, 1996, EVEREN Clearing provided clearing services for approximately 30 non-affiliated broker- dealers.

EVEREN University and EVEREN Foundation

     In 1996, the Company established EVEREN University to provide coordinated training, education and development programs for Company employees, clients and others. Separate courses and programs are being developed for experienced investment consultants, trainees, branch office managers and other employees that will be designed to enhance their fundamental and professional skills and improve their familiarity with the services and products the Company offers.

     In conjunction with EVEREN University, the Company established the EVEREN Foundation (the "Foundation"), a not-for-profit corporation through which the Company's employee matching gift program, its annual retail "charity day" and other charitable programs will be coordinated and funded. The Foundation's focus is education. To provide initial funding for the Foundation, the Company approved a seed grant of $250,000.

Employees

     At December 31, 1996, the Company employed approximately 3,200 persons. Of that number, approximately 2,840 were employed by EVEREN Securities and approximately 360 were employed at EVEREN Clearing.

Competition

     All aspects of the Company's business are highly competitive. The Company competes directly with national and regional full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks and indirectly for client assets with insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. Such mergers and acquisitions have increased competition from these firms, many of whom have significantly greater equity capital, financial and other resources than the Company. With respect to retail brokerage activities, many of the regional firms with whom the Company competes have operated in their regions significantly longer than has the Company and have established long-standing client relationships. In addition, the Company expects competition from domestic and international commercial banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks relating to the sale of securities.

     In addition, the Company faces competition for investment consultants. Although the Company takes steps to maintain strong relationships with its investment consultants, because of the significant emphasis on and importance of its retail operations, the Company faces competition in attracting and retaining high-producing retail brokers. While many competitors require their registered representatives to enter into restrictive non-competition agreements which seek to prohibit the representatives from being employed by any competitor, the Company has not implemented such a requirement because it believes that the general use of such agreements is not conducive to attracting valuable employees.

     Management believes that the principal competitive factors influencing the Company's business are the quality of its investment consultants and other professional staff, the Company's reputation in and penetration of the local markets in which it operates, its existing client relationships, its mix of market capabilities and the incentives associated with employee ownership.

Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. EVEREN Securities and EVEREN Clearing are registered as broker-dealers, and EVEREN Securities is registered as an investment adviser, with the Commission. They are subject to regulation by the Commission and by self- regulatory organizations, principally the NASD and Municipal Securities Rulemaking Board ("MSRB") and national securities exchanges such as the NYSE. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EVEREN Securities is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, such self-regulatory organizations and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers or employees. The Company believes that it is currently in material compliance with the regulations to which it is subject.

     EVEREN Securities and EVEREN Clearing are registered with the Commodity Futures Trading Commission ("CFTC") as futures commission merchants and are subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. EVEREN Securities' commodity futures and options business is also regulated by the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

     Because financial services businesses are subject to extensive regulation on the federal and state level, and because of the possibility of changes resulting from numerous legislative and regulatory proposals that are advanced each year and from judicial decisions, it is possible that changes will be necessary to the way in which the Company and its affiliates conduct their activities. While it is difficult to predict the impact of any new laws, regulations or judicial decisions, the Company anticipates that regulation of the securities and commodities industries will increase at all levels and that compliance therewith will become more difficult. Monetary penalties and restrictions on business activities by regulators resulting from compliance deficiencies are also expected to become more severe.

Capital Requirements

     As registered broker-dealers, EVEREN Securities and EVEREN Clearing are subject to the Commission's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The NYSE monitors the application of the Net Capital Rule. EVEREN Securities and EVEREN Clearing each compute net capital under the alternative method which requires minimum net capital equal to the greater of $1 million for EVEREN Securities and $1.5 million for EVEREN Clearing or 2% of aggregate items arising from customer transactions. A broker-dealer may be required to reduce its business if its net capital is less than 4% of aggregate debit balances and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, the Net Capital Rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances.

     The Net Capital Rule also limits the ability of broker-dealers to transfer large amounts of capital to parent companies and other affiliates. Under the Net Capital Rule, equity capital cannot be withdrawn from a broker-dealer without the prior approval of the Commission when net capital after the withdrawal would be less than 25% of its securities position haircuts (which are deductions from capital of certain specified percentages of the market value of securities to reflect the possibility of a market decline prior to disposition). In addition, the Net Capital Rule requires a broker-dealer to notify the Commission and the appropriate self-regulatory organization two business days before a withdrawal of excess net capital if the withdrawal would exceed 30% of the broker-dealer's excess net capital, and two business days after a withdrawal that exceeds 20% of excess net capital, provided that no such notice need be given if the withdrawal is less than $500,000. Finally, the Net Capital Rule authorizes the Commission to order a freeze on the transfer of capital if a broker-dealer plans a withdrawal of more than 30% of its excess net capital and the Commission believes that such a withdrawal would be detrimental to the financial integrity of such broker-dealer or would jeopardize the broker-dealer's ability to pay its customers.

     EVEREN Securities receives flow-through capital benefits from EVEREN Clearing, to the extent available, in accordance with the Net Capital Rule. At December 31, 1996, EVEREN Securities had net capital, as defined, of $124 million, which exceeded its minimum net capital requirement by $123 million. EVEREN Clearing had net capital of $68.2 million at December 31, 1996, which exceeded its minimum net capital requirement by $52 million.

     Compliance with the Net Capital Rule could limit those operations of the Company that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict its ability to pay dividends, repay debt and redeem or purchase shares of its outstanding common stock.

     The Commission, the NYSE, the CFTC and various other securities and commodities exchanges and other regulatory bodies in the United States have rules with respect to net capital requirements which affect the Company. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any unusually large charge against net capital, could adversely affect the ability of the Company to expand or maintain present levels of business or pay dividends or interest.

ITEM 2.  PROPERTIES

     EVEREN Securities leases 241,000 square feet of office space (and an additional 36,000 square feet of warehouse space) in Chicago, Illinois; 115,000 square feet in one location in Houston, Texas, a significant portion of which is subleased; 41,000 square feet in two locations in Cleveland, Ohio; 30,000 square feet in one location in Los Angeles, California; 118,000 square feet in two locations in Milwaukee, Wisconsin; 38,000 square feet in two locations in New York City; and approximately 700,000 square feet in other locations nationwide.

ITEM 3.  LEGAL PROCEEDINGS

     Many aspects of the Company's business involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages and other suits seeking punitive damages. Underwriters are subject to substantial potential liability for material misstatements and omissions in prospectuses and other communications with respect to securities offerings. Like other securities brokerage firms, the Company has been named as a defendant in class action and other suits and has in the past been subject to substantial settlements and judgments.

     Following are descriptions of certain of the lawsuits in which the Company is currently a named defendant. The Company intends to vigorously defend itself against the allegations in each of such actions. Although there can be no assurances, the Company does not believe that the ultimate outcome of any of this litigation, individually or in the aggregate, will have a material adverse effect on its financial condition. Due, however, to the relatively early stage of certain of these lawsuits and the lack of information currently available, management cannot accurately make estimates of potential loss, if any, or assure that such lawsuit will have no material adverse effect on the Company's results of operations in any particular period.

     In Re NASDAQ Market-Maker Antitrust Litigation. In December 1994 a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York against thirty-three broker-dealer market makers in The NASDAQ National Market System ("NASDAQ") traded securities, including EVEREN Securities, alleging the defendants had conspired to fix the "spread" between bid and asked prices for NASDAQ traded securities in violation of Section 1 of the Sherman Act. In November 1996, the Court certified a class of investors on behalf of whom the plaintiffs purport to bring this action including customers of the defendants who purchased or sold securities on NASDAQ during a period from May 1989 through May 1994. Plaintiffs claim damage in that allegedly they paid more for securities purchased on NASDAQ, or received less on securities sold, than they would have but for the alleged conspiracy. Compensatory damages, treble damages, attorneys' fees and costs and other relief are being sought against each of the defendants on a joint and several basis. Plaintiffs' amended complaint lists over 1,600 securities which are allegedly the subject of the claimed conspiracy. Defendants have filed their answer denying the material allegations of such complaint. Discovery is proceeding.

     In addition, allegations of collusion among market-makers became the subject of investigations by the Antitrust Division of the Department of Justice ("DOJ"), the Commission and the NASD. EVEREN Securities and other market makers have responded to Civil

Investigative Demands by the DOJ and to subpoenas by the Commission. On July 17, 1996 DOJ filed a civil complaint against 24 market makers alleging that a common understanding arose among the defendants and other market makers to adhere to a quoting convention for the purpose of fixing the inside spread on a substantial number of NASDAQ stocks in violation of the antitrust laws and announced that the market makers named in that complaint had entered into a settlement agreement with the DOJ. EVEREN Securities was not named as a defendant in the DOJ complaint.

     Cuyahoga County, Ohio Litigation (Jones, et al.v. McDonald & Co., et al.). In August 1995 a lawsuit was filed in the Court of Common Pleas of Cuyahoga County, Ohio on behalf of the County of Cuyahoga (the "County"), the State of Ohio and the Board of County Commissioners against eight broker-dealers and banks, including EVEREN Securities, relating to investment losses suffered by the County and its Secured Assets Fund Earnings program (the "S.A.F.E. Fund"). Plaintiffs' second amended complaint alleges that the defendants facilitated and assisted the staff of the County's investment department in engaging in certain investment activity that was risky and speculative and that violated the S.A.F.E. Fund's policies and procedures and certain state laws. The investments at issue consisted of fixed-income securities, specifically U.S. Treasuries and government agency securities, financed by reverse repurchase transactions. When interest rates rose dramatically in 1994, resulting in a decline in the value of the County's investment portfolio, the County terminated the S.A.F.E. program, liquidated its portfolio and incurred losses. Thereafter, the County Treasurer was convicted of dereliction of duty, but that conviction was overturned on appeal. The County's Chief Investment Officer pled guilty to dereliction of duty and falsification. The complaint seeks unspecified compensatory damages and punitive damages, costs and attorneys' fees, alleging investment losses in the "tens of millions of dollars." News reports have indicated that the County incurred investment losses exceeding $100 million. The complaint alleges breach of fiduciary duty and negligence by EVEREN Securities and the other defendants. The complaint also alleges fraud, misrepresentation and violation of the Ohio securities law by three defendants other than EVEREN Securities in connection with certain of the County's securities issuances. The Ohio Supreme Court has disqualified all Cuyahoga County judges from hearing the case, and a retired judge from another Ohio county has been assigned. The court has also disqualified the County Prosecutor's office from serving as co-counsel for the plaintiff because of the office's alleged misconduct in issuing illegal grand jury subpoenas and alleged destruction of relevant documents. Discovery is proceeding.

     Estate of Braunstein, et al.v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. EVEREN Securities is named as a defendant, together with ten other broker-dealers, in a purported class action lawsuit filed in the Supreme Court of the State of New York, County of New York, in May 1994. Plaintiffs purport to state claims individually and on behalf of a class of all individuals or entities who have had accounts with one or more of the defendants in which they have had free credit balances from which the defendants have derived economic benefit for which they have not accounted to the plaintiffs. The complaint purports to assert causes of action for breach of fiduciary duty and unjust enrichment. Plaintiffs allege that defendants unlawfully retained interest earned on free credit balances in broker-dealer accounts. Plaintiffs seek compensatory damages, the imposition of a constructive trust, an injunction to require the payment of interest on free credit balances, costs and attorneys' fees. In June 1995 the court granted defendants' motion to dismiss for failure to state a cause of action. Plaintiffs then filed an amended complaint containing similar claims. Defendants' motion to dismiss the amended complaint was denied. Defendants have filed an answer in the case, and discovery has commenced. In September 1996, the court denied without prejudice plaintiffs' motion for class certification.

     EVEREN Clearing v. Brod, et al. EVEREN Clearing initiated this New York Stock Exchange arbitration proceeding seeking to recover from Brod, a failed correspondent clearing firm, and its principals approximately $5.3 million in losses primarily resulting from unsatisfied margin calls and other losses incurred as a result of Brod's failure. Brod and its principals have asserted various defenses to EVEREN Clearing's claims, and Brod and one of the principals have filed counterclaims in which they seek to recover approximately $25.7 million in alleged damages as the result of EVEREN Clearing's termination of its clearing agreement with Brod. EVEREN Clearing has asserted various defenses to such counterclaims. An arbitration hearing began in September 1996 and was concluded in March 1997. The parties are awaiting a decision.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the 1996 fiscal year.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.   Market Information

   The Company's Common Stock is traded on the New York Stock Exchange under the symbol "EVR". Since the initial public offering of the Company's Common Stock on October 8, 1996, the Common Stock traded during the fourth quarter of fiscal 1996 at a high of $23.375 and a low of $17.875.

b. Holders

   As of March 12, 1997, there were 618 record holders of the Company's Common Stock according to the records maintained by the Company's transfer agent.

c. Dividends

   Since the initial public offering of the Company's Common Stock on October 8, 1996, the Company has paid a cash dividend of $.09 per share on December 17, 1996 and March 18, 1997. The Company's ability to pay dividends is contingent upon the earnings of its subsidiaries, as well as their ability to declare and pay dividends to the Company. Certain subsidiaries may be limited in their ability to pay dividends by capital and other rules of regulatory bodies, as well as certain covenants in instruments governing certain indebtedness.

      Dividend distributions from securities brokerage firms are restricted by federal and state securities laws, the rules and regulations thereunder and/or the rules and regulations of exchanges of which the firms are members. As a result, EVEREN Securities and EVEREN Clearing cannot lawfully pay dividends that would either reduce their respective net capital amounts below the minimum amounts required or cause certain net capital decreases without prior regulatory approval.

ITEM 6. SELECTED FINANCIAL DATA

       The following table sets forth summary historical consolidated financial data for the Company which was derived from the consolidated financial statements of the Company. The summary consolidated financial data should be read together with the consolidated financial statements of the Company and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report.


CONSOLIDATED STATEMENT OF OPERATIONS DATA
  (DOLLARS IN MILLIONS):
                                1996      1995     1994     1993    1992
                                ----      ----     ----     ----    ----
Revenue:
   Commissions                $ 225.8   $190.4   $180.5   $241.1  $227.3
   Principal transactions       115.3    122.1    119.1    158.5   166.0
   Investment banking            55.9     47.1     61.9    105.3   120.7
   Asset management              57.3     53.3     51.5     49.8    46.9
   Other                         42.2     49.1     43.2     44.9    35.7
   Interest                      74.1     81.2     73.8     74.1    80.9
                              -------   ------   ------   ------  ------
   Total revenue                570.6    543.2    530.0    673.7   677.5
   Interest expense              34.0     52.5     44.8     46.9    53.0
                              -------   ------   ------   ------  ------
   Net revenue                  536.6    490.7    485.2    626.8   624.5
                              -------   ------   ------   ------  ------

Non-interest expenses
   Compensation and benefits    331.4    335.5    328.0    387.1   403.7
   Brokerage and clearance       14.5     11.4     11.5     15.1    17.9
   Communications                38.3     41.8     41.3     49.2    50.1
   Occupancy and Equipment       39.2     54.5     46.4     48.7    48.8
   Promotional                   17.8     13.5     18.9     22.4    25.0
   Other                         37.8     56.0     51.8    105.8   106.5
                              -------   ------   ------   ------  ------
   Total non-interest expenses  479.0    512.7    497.9    628.3   652.0
   Gain on sale of subsidiary    50.2        -        -        -       -
                              -------   ------   ------   ------  ------
Income (loss) before income
  taxes and extraordinary item
  and cumulative effect of
  changes in accounting         107.8    (22.0)   (12.7)    (1.5)  (27.5)
Income tax provision (benefit)   42.4     (6.1)   (10.5)    (3.3)    0.9
                              -------   ------   ------   ------  ------
Income (loss) before
  extraordinary item and
  cumulative effect of change
  in accounting                  65.4    (15.9)    (2.2)     1.8   (28.4)
Extraordinary charge on early
  retirement of debt, net of
  income tax benefit of $1.5     (2.9)       -        -        -       -
Cumulative effect of change in
  accounting- Postretirement
  benefits-Jan 1, 1992              -        -        -        -   (10.0)
  Income taxes-Jan 1, 1993          -        -        -     (5.5)      -
                              -------   ------   ------   ------  ------
Net income (loss)             $  62.5   $(15.9)  $ (2.2)  $ (3.7) $(38.4)
                              =======   ======   ======   ======  ======

Ratio of earnings to fixed
  charges (a)                     3.4        -        -        1.0     -
                              =======   ======   ======   ======  ======


CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA (AS OF DECEMBER 31):
  (DOLLARS IN MILLIONS)
Total assets                  $1,824.3  $2,550.6  $1,554.7  $1,632.4  $2,007.3
Long-term obligations            137.7     160.7     289.4     285.7     389.1

(a) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the approximate portion of rental expense representative of the approximate interest factor. For the years ended December 31, 19965, 1994 and 1992, earnings were insufficient to cover fixed charges by approximately $22.0 million, $12.7 million, and $27.5 million, respectively.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" in Item 6 and the Company's consolidated financial statements and notes thereto contained in Item 8 of this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those discussed in "Business Environment.".

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

     Industry market conditions were generally favorable during 1995 and 1996. During 1995, interest rates stabilized and began to trend downward, positively impacting fixed income securities prices and stimulated both the institutional and the retail sectors of the securities industry. This and other favorable economic conditions created a stronger retail demand for equity securities and related products which continued through most of 1996. The market was characterized by increased volatility in the third quarter of 1996 but regained momentum in the fourth quarter of 1996.

COMPANY DEVELOPMENTS

     Management believes that three key factors positively impacted operating results in 1996. First, favorable economic conditions resulted in strong securities markets generally, and equities markets in particular, throughout most of the year. Second, during its first full year as an independent, employee owned firm, the Company was better able to attract new business, retain and recruit quality professional and other employees and to implement certain strategic initiatives than had been the case prior to the Company's September 13, 1995 separation (the "Buy-out") from Kemper Corporation ("Kemper"). Prior to the Buy-out, ownership uncertainty had adversely impacted the Company in a number of areas. Third, the Company continued its strong emphasis on cost containment, reducing compensation expense as a percentage of net revenues as well as other expenses. In anticipation of, and in conjunction with the Buy-out, the Company incurred several non-recurring charges during the third quarter of 1995 as discussed below under "-- Results of Operations." Management believes ownership resolution has contributed to a significant turnaround in the Company's profitability, aided in the retention and recruiting of quality employees, and enabled the Company to implement certain strategic initiatives.

     Consistent with its strategy to focus on core businesses, the Company completed the sale of BETA Systems, Inc. ("BETA"), a wholly- owned data processing and quote service subsidiary, on April 30, 1996, for $63.5 million. The sale, which resulted in an after-tax gain of approximately $30.2 million, is reflected in the Company's 1996 results of operations. Based upon an internal financial analysies, management believes that the loss of BETA's net income will be more than offset by increased net interest income combined with reduced operating expenses resulting from new five-year service agreements executed in connection with the sale.

     On June 17, 1996 the Company exchanged all of its outstanding Exchangeable Preferred Stock for an aggregate $32.2 million principal amount of 13.5% Junior Subordinated Debentures due 2007 ("Debentures"). On July 30, 1996 the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal or $36.0 million, plus accrued interest. This early redemption was funded principally through $36.0 million of bank borrowings and resulted in an extraordinary charge of approximately $2.9 million after-tax for the year ended December 31, 1996.

     On July 25, 1996 the Company entered into a joint venture agreement (the "JVA"), pursuant to which it acquired an initial 20% ownership interest in Mentor Investment Group, Inc. ("Mentor"), the asset management subsidiary of Wheat First Butcher Singer, Inc., for no direct cash consideration. Under the terms of the JVA, the Company's ownership interest may increase to as much as 50%. This joint venture is being accounted for as an equity investment and the Company's proportionate share of the earnings or losses of Mentor from November 1, 1996 (commencement of operations) through December 31, 1996 is included in the Company's operating results.

     On August 5, 1996 the Company paid a special purpose cash dividend of $1.18 per share on its common shares outstanding as of July 23, 1996. This dividend allowed the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan ("KSOP") to repay the balance of its loan to the Company, incurred in connection with its separation from Kemper, and allowed the release of substantially all of the remaining unallocated KSOP shares to employee participant accounts. As a result of this dividend and the repayment by the KSOP of the loan with the proceeds thereof, all shares held in the KSOP have been treated as outstanding in the Company's financial statements at December 31, 1996.

     On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of its $.01 par value common stock("Common Stock") were sold at a price of $18.50 per share. The initial public offering resulted in net proceeds of approximately $78 million to the Company. Such proceeds were used to reduce bank loans payable. The Common Stock is listed on the New York Stock Exchange under the symbol "EVR".

     In keeping with its strategic initiative to concentrate on its core businesses, the Company sold BETA in the second quarter of 1996 as noted above, and exited certain portions of its municipal institutional sales and trading and the unit investment trust origination businesses in the fourth quarter of 1996.

     Effective January 1, 1996, the Company implemented a quasi-reorganization and revalued its assets and liabilities to fair value as of that date. This revaluation resulted in a reduction in net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. Such revaluation has not had and in the future will not have any significant impact on the operating results of the Company. The balance in retained earnings at December 31, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization. The quasi- reorganization was effected in order to reflect the emergence of the Company as a new organization, signal the end of its transition from a wholly-owned subsidiary to a fully independent company and enable the Company to present more accurately the new organization's cumulative performance.

EQUITY PARTICIPATION OF EMPLOYEES

     As of December 31, 1996, the Company's current employees and directors, through the KSOP and otherwise, own approximately 75% of the outstanding Common Stock. Management believes that significant employee ownership fosters a culture that encourages strong performance, and provides employees the opportunity to participate in the future performance of the Company.Company's position as a major securities brokerage firm.

     On September 13, 1995 the KSOP purchased 10,437,781 shares of Common Stock, representing 96.6% of the then outstanding shares of Common Stock, from Kemper. Immediately following the Buy-out, KSOP participants were given an opportunity to acquire 3,654,685 shares of Common Stock held in the KSOP, but not yet allocated to the account of any specific KSOP participant, in an aggregate amount not to exceed $25.0 million (the "Founders' Offering"). The price per share in the Founders' Offering of $6.8405 was equal to the price per share initially paid by the KSOP. Employee subscription to the Founders' Offering aggregated more than $25 million. As a result, in December 1995, the Company, through the KSOP, offered additional shares of Common Stock at $6.8405 per share to those KSOP participants who participated in the Founders' Offering up to the amount oversubscribed. Through this offering, KSOP participants acquired an additional 670,949 shares of Common Stock.

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

COMPONENTS OF REVENUE AND EXPENSES

     Revenue. Commissions include revenue generated by executing listed and over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees. Other revenue includes transaction and account fees, correspondent clearing and execution income and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers and collateralized mortgage obligations.

     Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes and employee benefits, which are relatively fixed in nature. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes charges for telecommunications, news and market data services, customer statements and depreciation on data processing and telecommunications equipment. Occupancy and equipment expense includes rent and operating expenses forof the Company's facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expense includes professional services, litigation expenses, office expenses, dues and assessments, and other miscellaneous expenses.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                     Year Ended December 31,
                                    --------------------------
                                    1996      1995        1994
                                    ----      ----        ----
Revenue:
  Commissions                       42.1%     38.8%       37.2%
  Principal transactions            21.5      24.9        24.5
  Investment banking                10.4       9.6        12.8
  Asset management                  10.7      10.9        10.6
  Other                              7.8      10.0         8.9
  Interest                          13.8      16.5        15.2
                                   -----     -----       -----
  Total revenue                    106.3     110.7       109.2
  Interest expense                   6.3      10.7         9.2
                                   -----     -----       -----
  Net revenue                      100.0     100.0       100.0
                                   -----     -----       -----
Non-interest expenses:
  Compensation and benefits         61.8      68.4        67.6
  Brokerage and clearance            2.7       2.3         2.4
  Communications                     7.1       8.5         8.5
  Occupancy and equipment            7.3      11.1         9.6
  Promotional                        3.3       2.8         3.9
  Other                              7.0      11.4        10.7
                                   -----     -----       -----
Total non-interest expenses         89.2     104.5       102.7
  Gain on sale of subsidiary         9.4         -           -
                                   -----     -----       -----
Income (loss) before income taxes
  and extraordinary charge          20.2      (4.5)       (2.7)
Income tax provision (benefit)       8.0      (1.2)       (2.2)
                                   -----     -----       -----
Net income (loss) before
  cumulative effect of accounting
  change and extraordinary charge   12.2      (3.3)       (0.5)
Extraordinary charge on early
  retirement of debt, net of
  income taxes                      (0.5)        -           -
                                   -----     -----       -----
Net income (loss)                   11.7% (1) (3.3)% (2)  (0.5)%
                                   =====     =====       =====

 (1) Includes a $30.2 million after-tax gain on the sale of BETA (5.6% of net revenues).

 (2) Includes $22.0 million after-tax of non-recurring charges incurred in connection with the Buy-out (4.5% of net revenues)

      1996 Compared to 1995

     The Company experienced strong operating results for the year ended December 31, 1996 compared to 1995. Revenues increased in most of the Company's businesses, expenses as percentages of net revenues declined, and net income (without giving effect to the gain realized from the sale of BETA) improved significantly. Management attributes these results to several factors. First, favorable conditions prevailed in the equity markets during most of 1996, reflecting continued investor optimism concerning inflation and interest rate stability. Second, this period reflects the continued benefits of ownership resolution, which, in management's opinion, has enhanced employee morale, focus and productivity, and has allowed management to concentrate on its key strategic initiatives. Finally, the continued emphasis on cost containment has contributed to the strong operating results.

     Total revenue increased $27.4 million or 5% to $570.6 million for the year ended December 31, 1996 from $543.2 million for the year ended December 31, 1995. Net revenues increased $45.9 million or 9% to $536.6 million for the year ended December 31, 1996 from $490.7 million for the year ended December 31, 1995. As previously noted, the Company exited certain non-strategic businesses in 1996. Excluding the revenues from these businesses, net revenues for 1996 increased by approximately $58 million or 13% over 1995.

     Commission revenue increased $35.4 million or 19% to $225.8 million for the year ended December 31, 1996 from $190.4 million for the year ended December 31, 1995 due to increased business in both the retail and institutional areas, consistent with the overall growth in listed share volume on all major domestic equity exchanges and the heavy inflow of retail investment into mutual funds in 1996.

     Principal transactions revenue decreased $16.8 million or 6% to $115.3 million for the year ended December 31, 1996 from $122.1 million for the year ended December 31, 1995 due to an overall shift in customer focus from fixed income securities to listed equity business in 1996. The increase in listed equity business resulted in lower numbers of principal transactions, and an increased number of commissioned transactions.

     Investment banking fees, revenue increased $8.8 million or 19% to $55.9 million for the year ended December 31, 1996 from $47.1 million for the year ended December 31, 1995. The increase in investment banking revenue reflects the increased underwriting activity seen throughout the industry and the Company's participation in a larger number of transactions. In addition, management believes that resolution of the Company's past ownership uncertainties has increased the Company's ability to participate in this type of business.

     Asset management revenue increased $4.0 million or 7% to $57.3 million for the year ended December 31, 1996 from $53.3 million for the year ended December 31, 1995 due primarily to increased managed account fees and increased 12b-1 distribution fees in 1996, which is consistent with the growth in mutual fund inflows and growth in assets under control in 1996.

     Other income decreased $6.9 million or 14% to $42.2 million for the year ended December 31, 1996 from $49.1 million for the year ended December 31, 1995. This resulted primarily from reduced service fee revenue in the current year due to the sale of BETA in the second quarter of 1996.

     Interest and dividend income decreased $7.1 million or 9% to $74.1 million for the year ended December 31, 1996 from $81.2 million for the year ended December 31, 1995 due to the maintenance of lower average inventory balances in fixed income securities, and a lower average rate of interest on margin accounts. The decline in interest and dividend income was more than offset by a decrease in interest expense of $18.6 million or 35% to $33.9 million for the year ended December 31, 1996 from $52.5 million for the year ended December 31, 1995. This decrease in interest expense was the result of reduced costs of financing lower levels of securities inventories and customer margin accounts, repayment of long-term debt, and reduced bank borrowings.

     Total non-interest expenses decreased $33.7 million or 7% to $479 million for the year ended December 31, 1996 from $512.7 million for the year ended December 31, 1995. This decrease was primarily the result of non-recurring charges totaling $33.3 million pre-tax incurred in connection with or as a result of the Buy-out in the third quarter of 1995 and continued cost containment efforts. The $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges are made up of the following: (i) $6.0 million of expenses related to changing and publicizing the Company's name, (ii) $10.6 million of expenses associated with the Company's decisions to sublease a significant portion of its 115,000 sq. ft. of office space in Houston, Texas and to move its Denver, Colorado operations from a 153,000 sq. ft. owned building to a new leased facility; (iii) $14.2 million for an initial contribution and a matching contribution to the KSOP related to the Founders' Offering; and (iv) $2.5 million in compensation expense as a result of the vesting of previously restricted stock issued to senior management as part of the Buy-out. Excluding these non-recurring charges, total non-interest expenses decreased slightly to $479 million in 1996 from $479.4 million in 1995. This decrease is the net result of increased variable production-related expenses, resulting from the increased transactional revenues, offset by cost reductions in other expense categories.

     Compensation and benefits expense decreased $4.1 million or 1% to $331.4 million for the year ended December 31, 1996 from $335.5 million for the year ended December 31, 1995. Included in 1995 compensation and benefits expense are non-recurring charges of $16.7 million identified previously. Excluding these items, compensation and benefits expense increased $12.6 million or 4% for the year ended December 31, 1996 compared to the same period in 1995 primarily as a result of increased production-based compensation related to the increased transactional revenues generated in 1996. Compensation and benefits as a percentage of net revenues declined to 61.8% in 1996 from 68.4% (65% excluding the non-recurring charges) in 1995. This decrease reflects the fixed nature of a significant portion of this expense as well as the decrease in production-based payout to retail investment consultants that was implemented in the third quarter of 1995.

     Brokerage and clearance expense increased $43.1 million or 27% to $14.5 million for the year ended December 31, 1996 from $11.44 million for the year ended December 31, 1995. This increase was related to the increased transaction volume in the current period and was consistent with the increase in transactional revenue in 1996 over 1995. The increase is also due in part to the sale of BETA and the new service agreements, whereby BETA operating costs previously included in the various consolidated operating expense categories are now limited to amounts due under these agreements and aggregated as trade processing costs included in brokerage and clearance expense.

     Communications expense decreased $3.5 million or 8% to $38.3 million for the year ended December 31, 1996 from $41.8 million for the year ended December 31, 1995, primarily due to decreased electronic data processing costs in 1996 resulting from the sale of BETA.

     All other operating expenses excluding the 1995 non-recurring charges of $16.6 million (pre-tax) identified previously, decreased $12.6 million or 12% to $94.8 million for the year ended December 31, 1996 from $107.4 million for the year ended December 31, 1995, primarily due to the continued focus on cost containment within the Company. All other operating expenses as a percentage of net revenues declined to 18% for the year ended December 31, 1996 from 22% for the year ended December 31, 1995 (excluding the non-recurring charges). Specifically, when comparing the years ended December 31, 1996 and 1995, occupancy and equipment expense (excluding $10.6 million of non-recurring charges) decreased $4.7 million or 11%; promotional expense increased $4.3 million or 32%; and other expenses decreased $8.5 million or 18%, after excluding the $6.0 million of non-recurring charges and a $3.7 million charge related to the failure of an EVEREN Clearing correspondent firm in 1995. The increase in promotional expense was due primarily to a more aggressive advertising campaign initiated in 1996 to promote the new employee-owned Company.

     The Company's income tax expense for the year ended December 31, 1996 was $42.4 million, which represented an effective tax rate on income before taxes of 39%, compared to a $6.1 million tax benefit or a 28% effective tax benefit rate for the year ended December 31, 1995. The lower effective benefit rate in 1995 was due primarily to certain non-deductible compensation expenses related to appreciation on the shares of Common Stock released to the KSOP (and subsequently allocated to participants) and higher state and local income taxes.

     Income before extraordinary item increased $81.3 million to $65.4 million for the year ended December 31, 1996 from a net loss of $15.9 million for 1995. The extraordinary charge of $2.9 million after-tax, recorded in the third quarter of 1996, related to the early retirement of the Company's junior subordinated debentures.

     Net income increased $78.4 million to $62.5 million for the year ended December 31, 1996 from a net loss of $15.9 million for the year ended December 31, 1995.

1995 Compared to 1994

     Stronger operating results for 1995 were more than offset by $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges related to the Buy-out discussed previously. Management believes that the improved results in 1995, exclusive of non-recurring charges, were due in part to the turnaround in the equity and fixed income markets that began in the second quarter and continued through year-end 1995. This factor, coupled with ownership resolution in the later part of 1995, contributed to improved commission and principal transaction revenues. For the fourth quarter of 1995, its first full quarter as an independent entity, the Company reported net income of $6.2 million on net revenues of $131.3 million, compared to net income of $0.7 million on net revenues of $114.2 million for the fourth quarter of 1994.

     Total revenue increased $13.2 million or 2% to $543.2 million for the year ended December 31, 1995 from $530.0 million for the year ended December 31, 1994. Net revenue increased $5.5 million or 1% to $490.7 million for the year ended December 31, 1995 from

$485.2 million for the year ended December 31, 1994. These increases were largely due to stronger market conditions in the second half of 1995, which more than offset the weaker market conditions in the first half of 1995.

     Commission revenue increased $9.9 million or 5% to $190.4 million for the year ended December 31, 1995 from $180.5 million for the year ended December 31, 1994. Specifically, retail investment consultant productivity improved significantly in the second half of 1995 due to stability in the Company's workforce.

     Principal transactions revenue increased $3.0 million or 3% to $122.1 million for the year ended December 31, 1995 from $119.1 million for the year ended December 31, 1994, due to stronger equity markets and reduced volatility in the fixed income markets. Increased stability in the fixed income markets in 1995 resulted in increased trading profits in the municipal, government and corporate bond areas, which accounted for the moderate improvement in principal transactions revenue.

     Investment banking revenue decreased $14.8 million or 24% to $47.1 million for the year ended December 31, 1995 from $61.9 million for the year ended December 31, 1994. Management believes that uncertainties with respect to the Company's ownership negatively impacted its ability to generate investment banking fees and participate in the upswing in equity origination business experienced by other firms in this period.

     Asset management revenue increased $1.8 million or 3% to $53.3 million for the year ended December 31, 1995 from $51.5 million for the year ended December 31, 1994, primarily due to higher revenues earned on wrap accounts and other fee earning assets.

     Other income improved $5.9 million or 14% to $49.1 million for the year ended December 31, 1995 from $43.2 million for the year ended December 31, 1994. The most significant element of this increase was the receipt of approximately $2.8 million in recoveries in 1995 related to the contested recruitment of Company employees by certain competitors. In addition, the Company took advantage of favorable market conditions in the fourth quarter of 1995 by exercising its right to call certain of its collateralized mortgage obligations and selling the related mortgage-backed securities, resulting in a gain of approximately $2.1 million. Without giving effect to these two items, other income improved $1.0 million or 2% for the year ended December 31, 1995 compared to the year ended December 31, 1994.

     Interest and dividend income improved $7.4 million or 10% to $81.2 million for the year ended December 31, 1995 from $73.8 million for the year ended December 31, 1994, as increased earnings from higher interest on margin accounts more than offset reduced customer margin borrowings. The improvement in interest and dividend income, however, was offset by an increase in interest expense of $7.7 million or 17% to $52.5 million for the year ended December 31, 1995 from $44.8 million in 1994, which resulted from higher average interest rates on the Company's borrowings.

     Total non-interest expenses increased $14.8 million or 3% to $512.7 million for the year ended December 31, 1995 from $497.9 million for the year ended December 31, 1994, the result of the non-recurring charges incurred in connection with the Buy-out discussed previously. Such non- recurring charges amounted to $33.3 million pre-tax. Excluding these non-recurring items, total non-interest expenses decreased $18.5 million or 4% to $479.4 million for the year ended December 31, 1995 from $497.9 million for the year ended December 31, 1994, due to the continued focus on cost containment and profitability.

     Compensation and benefits expense increased $7.5 million or 2% to $335.5 million for the year ended December 31, 1995 from $328.0 million for the year ended December 31, 1994. Compensation and benefits expense as a percentage of net revenues increased to 68.4% for the year ended December 31, 1995 from 67.6 % for the year ended December 31, 1994. Included in the increase in compensation and benefits are non-recurring charges of $16.7 million related to the vesting of restricted stock issued to senior management, and the initial and matching KSOP contributions related to the Founders' Offering. Excluding these items, compensation and benefits expense decreased $9.2 million (3%) or to 65% of net revenues as a result of several factors including decreased production-based compensation related to the weaker market conditions in the first half of 1995 and a reduction in production-based payout to retail investment consultants beginning in August 1995 of approximately 2% of retail revenues.

     Brokerage and clearance expense remained relatively constant, decreasing $0.1 million or 1% to $11.4 million for the year ended December 31, 1995 from $11.5 million for the year ended December 31, 1994 as a result of the Company's continued focus on cost containment, despite increased transaction volumes.

     Communications expense increased $0.5 million or 1% to $41.8 million for the year ended December 31, 1995 from $41.3 million for the year ended December 31, 1994 mainly due to increased depreciation on broker workstation equipment.

     All other operating expenses, excluding the 1995 non-recurring charges of $16.6 million pre-tax related to the sublease and relocations and the Company's name change, decreased $9.7 million or 8% to $107.4 million for the year ended December 31, 1995 from $117.1 million for the year ended December 31, 1994 as the benefits of cost containment programs were realized. Specifically, when comparing the years ended December 31, 1995 and 1994, occupancy and equipment expense (excluding $10.6 million of non-recurring charges) decreased $2.5 million or 5%; promotional expense decreased $5.4 million or 29%; and other expenses decreased $5.5 million or 11% after excluding the $6.0 million non- recurring charge and a $3.7 million charge related to the failure of an EVEREN Clearing correspondent firm, following the firm's failure to meet a $4.3 million margin call. While the Company believes that this failure was an isolated event which is not indicative of a trend, the Company initiated more stringent credit and risk management procedures in order to reduce the risk of any such future losses. See "--Risk Management" and "Item 3--Legal Proceedings."

     The Company's income tax benefit for the years ended December 31, 1995 and 1994 was $6.1 million and $5.0 million (excluding a $5.5 million 1994 benefit related to the revaluation of certain tax assets), respectively, which represented a 28% effective benefit rate in 1995 and a 39% effective benefit rate in 1994. The effective rate decline in 1995 was due to lower tax-exempt interest income and higher state and local taxes.

     The net loss increased $13.7 million to $15.9 million for the year ended December 31, 1995 from $2.2 million for the year ended December 31, 1994.

QUARTERLY RESULTS

     The information set forth below is derived from unaudited quarterly financial statements of the Company. Such financial statements have been prepared by the Company on a basis consistent with the consolidated financial statements included elsewhere in this report and include all adjustments, consisting principally of normal recurring accruals, that the Company considers necessary for a fair presentation thereof. These operating results are not necessarily indicative of the Company's future performance.

                                                             Three months ended
                                                             ------------------
                              12/31/96   9/30/96     6/30/96     3/31/96  12/31/95   9/30/95      6/30/95   3/31/95
                              --------  --------    --------    --------  --------  --------     --------  --------
                                                (dollars in thousands, except per share data)
Revenue:
  Commissions                 $ 57,348  $ 50,741    $ 60,277    $ 57,431  $ 49,591  $ 51,188     $ 47,189  $ 42,336
  Principal transactions        23,557    26,389      34,469      30,875    30,863    33,670       30,180    27,414
  Investment banking            17,229    11,677      16,540      10,442    15,520     8,220       11,807    11,546
  Asset management              14,804    14,776      13,231      14,480    13,907    13,636       13,031    12,759
  Other                          9,775     7,234      13,486      11,722    14,552    11,493       12,112    10,978
  Interest                      18,328    18,270      19,278      18,191    19,452    20,497       20,460    20,768
                              --------  --------    --------    --------  --------  --------     --------  --------
  Total revenue                141,041   129,087     157,281     143,141   143,885   138,704      134,779   125,801
  Interest expense               6,850     8,613       9,203       9,254    12,567    12,942       13,368    13,651
                              --------  --------    --------    --------  --------  --------     --------  --------
  Net revenue                  134,191   120,474     148,078     133,887   131,318   125,762      121,411   112,150
Non-interest expenses:
  Compensation and benefits     80,170    75,601      88,893      86,725    83,101    98,378(3)    80,193    73,801
  Brokerage and clearance        3,937     3,773       3,899       2,949     2,590     3,329        2,729     2,774
  Communications                 9,495     8,883       9,567      10,321    10,305    10,085       10,703    10,666
  Occupancy and equipment        9,200     9,676      10,052      10,224    10,714    21,687(3)    10,929    11,154
  Promotional                    5,167     4,326       4,375       3,982     3,453     3,568        3,269     3,218
  Other                         11,194     6,640      10,881       9,049    10,504    17,219(3)    12,568    15,683
                              --------  --------    --------    --------  --------  --------     --------  --------
  Total non-interest expenses  119,163   108,899     127,667     123,250   120,667   154,266      120,391   117,296
  Gain on sale of subsidiary         -         -      50,181(2)        -         -         -            -         -
                              --------  --------    --------    --------  --------  --------     --------  --------

Income (loss) before income
  taxes and extraordinary
  charge                        15,028    11,575      70,592      10,637    10,651   (28,504)       1,020    (5,146)

Income tax provision (benefit)   5,266     5,165      28,173       3,831     4,413    (9,125)         517    (1,930)
                              --------  --------    --------    --------  --------  --------     --------  --------

Income (loss) before
  extraordinary charge           9,762     6,410      42,419       6,806     6,238   (19,379)         503    (3,216)

Extraordinary charge, net of
  income taxes of $1,561             -    (2,900)(1)       -           -         -         -            -          -
                              --------  --------    --------    --------  --------  --------     --------  --------

Net income (loss)             $  9,762  $  3,510(1) $ 42,419(2) $  6,806  $  6,238  $(19,379)(3) $    503  $ (3,216)
                              ========  ========    ========    ========  ========  ========     ========  ========

(1) Includes a $2.9 million after-tax charge related to the early retirement of the Company's Debentures.

(2) Includes a $50.2 million pre-tax ($30.2 million after-tax) gain on the sale of BETA.

(3) Includes $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges incurred in connection with the Buy-out as discussed under "Results of Operations." On a pre-tax basis, excluding these charges, compensation and benefits expense would decrease $16.7 million to $81.7 million from $98.4 million; occupancy and equipment expense would decrease $10.6 million to $11.1 million from $21.7 million; and other expenses would decrease $6.0 million to $11.2 million from $17.2 million.

The following table sets forth certain financial data as a percentage of net revenues.

                                                             Three months ended
                                                             ------------------
                              12/31/96   9/30/96     6/30/96     3/31/96  12/31/95   9/30/95      6/30/95   3/31/95
                              --------  --------    --------    --------  --------  --------     --------  --------
Revenue:
     Commissions                  42.7%     42.1%      40.7%        42.9%     37.8%     40.7%        38.9%     37.7%
     Principal transactions       17.6      21.9        23.3        23.1      23.5      26.8         24.9      24.4
     Investment banking           12.8       9.7        11.2         7.8      11.8       6.5          9.7      10.3
     Asset management             11.0      12.3         8.9        10.8      10.6      10.8         10.7      11.4
     Other                         7.3       6.0         9.1         8.8      11.1       9.1         10.0       9.8
     Interest                     13.7      15.2        13.0        13.6      14.8      16.3         16.9      18.5
                              --------  --------    --------    --------  --------  --------     --------  --------
     Total revenue               105.1     107.2       106.2       107.0     109.6     110.2        111.1     112.1
     Interest expense              5.1       7.2         6.2         7.0       9.6      10.2         11.1      12.1
                              --------  --------    --------    --------  --------  --------     --------  --------
     Net revenue                 100.0     100.0       100.0       100.0     100.0     100.0        100.0     100.0
                              --------  --------    --------    --------  --------  --------     --------  --------

Non-interest expenses:
  Compensation and benefits       59.7      62.8        60.0        64.8      63.3      78.2(3)      66.1      65.8
  Brokerage and clearance          2.9       3.1         2.6         2.2       2.0       2.6          2.2       2.5
  Communications                   7.1       7.4         6.5         7.7       7.8       8.0          8.8       9.5
  Occupancy and equipment          6.9       8.0         6.8         7.6       8.2      17.2(3)       9.0       9.9
  Promotional                      3.9       3.6         3.0         3.0       2.6       2.8          2.7       2.9
  Other                            8.3       5.5         7.3         6.8       8.0      13.7(3)      10.4      14.0
                              --------  --------    --------    --------  --------  --------     --------  --------
  Total non-interest expenses     88.8      90.4        86.2        92.1      91.9     122.5         99.2     104.6
  Gain on sale of subsidiary       . -        .-        33.9(2)      . -         -       . -           .-        .-
                              --------  --------    --------    --------  --------  --------     --------  --------
Income (loss) before income
  taxes and extraordinary
  charge                          11.2       9.6        47.7         7.9       8.1     (22.5)         0.8      (4.6)

Income tax provision (benefit)     3.9       4.3        19.0         2.9       3.4      (7.3)         0.4      (1.7)
                              --------  --------    --------    --------  --------  --------     --------  --------

Income (loss) before
  extraordinary charge             7.3       5.3        28.7         5.0       4.7     (15.2)         0.4      (2.9)
                              --------  --------    --------    --------  --------  --------     --------  --------

Extraordinary charge, net of
  income taxes                       -      (2.4)          -           -         -         -            -         -
                              --------  --------    --------    --------  --------  --------     --------  --------

Net income (loss)                  7.3%      2.9%(1)    28.7%(2)     5.0%      4.7%    (15.2)%(3)     0.4%     (2.9)%
                              ========  ========    ========    ========  ========  ========     ========  ========

(1) Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.

(2) Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.

(3) Includes $33.3 million pre-tax or 26.5% ($22.0 million after-tax or 17.4%) of net revenues for non-recurring charges incurred in connection with the Buy-out discussed under "Results of Operations." On a pre-tax basis, excluding these charges, compensation and benefits expense would decrease 13.3% to 64.9% from 78.2%; occupancy and equipment expense would decrease 8.4% to 8.8% from 17.2%; and other expenses would decrease 4.8% to 8.9% from 13.7%.

     The generally upward trend in the Company's net revenues for the eight quarterly periods ended December 31, 1996 reflects favorable retail brokerage industry market conditions and general stability in the fixed income markets, combined with ownership certainty. This ownership stability has contributed to improved investment consultant retention, recruitment and average production, as well as increased investment banking activity. Revenues in the third quarter of 1996 were adversely effected by the market volatility and decreased transactional volume seen throughout the industry.

     Net revenues during this eight-quarter period follow the same positive trend, with the Company realizing the benefit of declining non-customer/dealer related interest expense as a result of the elimination of certain long-term debt owed to Kemper and the accelerated repayment of the KSOP loans.

     While in absolute dollar amounts, non-interest expenses have trended up during the eight periods (excluding the third quarter 1995 non-recurring charges of $33.3 million pre-tax discussed previously), such absolute dollar increases are generally attributable to compensation and benefits expense and brokerage and clearance expense, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have trended downward during such periods, which management believes to be a result of the Company's focus on cost containment.

     Net income (both in absolute dollar amounts and as a percentage of net revenues) also reflects a positive trend during this eight-quarter period, with the exception of the third quarter of 1995 which includes the $22.0 million (after-tax) of non-recurring charges discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable laws or regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this report. On August 5, 1996, the Company paid a special purpose cash dividend of $1.18 per common share to holders of record as of July 23, 1996, enabling the KSOP to repay its remaining loan due to the Company with the dividend proceeds it received. Since the Buy-out, the Company has also generated funds from bank loans, the sale of BETA, and the issuance of Common Stock to employees and to the public.

     Since becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock.

     The Company believes that its current level of equity capital, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, Inc. and EVEREN Clearing Corp., the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at December 31, 1996 and 1995, were approximately $1.8 billion and $2.6 billion, respectively.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, through payables to customers, brokers and dealers, and through securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short- term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At December 31, 1996, the Subsidiaries had approximately $600 million in uncommitted credit lines with several banks.

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

CASH FLOWS

     The Company's statements of consolidated cash flows classify cash flows into three broad categories: net cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Years Ended December 31, 1996, 1995 and 1994

     Cash and cash equivalents at December 31, 1996, 1995 and 1994 totaled $46.6 million, $14.6 million and $10.5 million, respectively, reflecting increases of $32.0 million, $4.1 million, and $3.5 million, for 1996, 1995 and 1994, respectively.

     For the years ended December 31, 1996, 1995, and 1994, cash provided from operating activities was used primarily in financing activities to reduce bank loans payable and to a limited extent in 1994, in investment activities to fund fixed asset acquisitions.

     Net cash provided by operating activities totaled $74.9 million, $34.3 million, and $15.7 million in 1996, 1995 and 1994, respectively. In 1996, changes in securities borrowed and securities loaned of $145.1 million and securities purchased under agreements to resell and repurchase of $12.7 million generated cash. These sources were partially offset by a $60.9 million use of funds related to the net change in receivables from and payables to customers, broker-dealers and others. In 1995, there were changes in securities owned and securities owned, not yet purchased of $58.2 million and changes in other assets and other liabilities of $44.2 million which generated cash. These sources were partially offset by a $22.3 million increase in securities purchased under agreements to resell in excess of the increase in securities sold under agreements to repurchase and a $12.7 million use of funds related to the net change in receivables from and payables to customers, broker-dealers, affiliates and others. During 1994, decreases in net securities positions of $81.6 million and other assets of $12.4 million combined with a $19.2 million increase in securities sold under agreements to repurchase in excess of the increase in securities purchased under agreements to resell generated cash. Uses of cash flow offsetting these sources were the net change in receivables from and payables to customers, broker-dealers, affiliates and others of $83.0 million and a decrease in accounts payable, accrued expenses and other liabilities of $35.4 million.

     In 1996, net cash provided by investing activities of $57.5 million resulted primarily from the net proceeds of $59.3 million generated by the sale of BETA. Collections of principal on investments in mortgage- backed securities of $16.5 million were offset by a net increase of $8.8 million of fixed assets and the purchase of investments in mortgage- backed securities of $9.5 million. In 1995 cash provided from investing activities of $59.9 million resulted primarily from the $62.4 million of net cash flows from the sale, purchase and principal collections on investments in mortgage-backed securities which was offset by $2.5 million of fixed asset purchases. In 1994 the Company used $44.8 million for investing activities which was comprised primarily of $24.0 million used in its mortgage-backed securities investing activities and for the purchase of $20.8 million of fixed assets.

     In 1996, net cash flows used by financing activities amounted to $100.4 million, the net result of the net proceeds of approximately $77.8 million generated by the Company's initial public offering and the repayment of bank loans of $157.8 million, retirement of subordinated debt of $36 million and payment of dividends of $16.4 million. In 1995 the Company's financing activities included $4.7 million in proceeds from the common stock offering related to the over-subscribed Founders' Offering, collections of $7.1 million under the Kemper indemnification, $61.0 million of repayments in excess of proceeds from the issuance of collateralized mortgage obligations, payment of debt issuance costs of $1.0 million related to the KSOP loans and the net repayment of $40.0 million of bank loans. In 1994 financing activities consisted of a $19.0 million capital contribution from Kemper, $23.6 million of proceeds from the issuance in excess of repayments of collateralized mortgage obligations and the net repayment of $10.0 million of bank loans.

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

     Based on relative notional amounts, management believes that the Company's derivative activities are not as extensive as those of many of its competitors. The Company does not engage in the speculative trading of derivatives. Instead, the Company has focused its derivative activities on trading in forward and futures contracts in U.S. government and agency issued or guaranteed securities as hedges against the Company's securities inventory positions. The Company also executes transactions in exchange-traded futures contracts and listed options on behalf of its customers.

     The Company enters into certain futures and options contracts on a limited basis in the ordinary course of its business to hedge or modify exposures to interest rate fluctuations related to interest-sensitive securities in its inventory. Given the limited use of such derivatives, the Company has not incurred and does not expect to incur any material losses relating to its derivative investments that would not be substantially offset with corresponding gains on the securities positions hedged. Both the securities hedged and the derivative instruments are carried on the statement of financial condition at their market values. Gains and losses, both realized and unrealized, from both the hedged securities and the derivative instruments are included in current operating results.

RISK MANAGEMENT

     The Company monitors its market and counterparty risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed.

     The Company often acts as a principal in customer-related transactions in financial instruments which expose the Company to market risks. The Company makes dealer markets in certain equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities, and municipal fixed-income securities. As such, the Company maintains securities inventories to facilitate customer transactions. The Company covers its exposure to market risk by limiting its net long or short positions, both overall and by individual product area, by limiting the number of days inventory is held, by selling or buying similar instruments and by utilizing various derivative financial instruments such as futures and forward and option contracts. The management believes the Company's philosophy, risk management and hedging practices result in carefully managed market exposure and reduced earnings volatility.

     At December 31, 1996 and 1995, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):


                                     12/31/96  12/31/95
OWNED                                --------  --------
-----
Obligations of the U.S. Government
  or its agencies                   $ 83,083   $ 62,808
State and municipal obligations       10,354     22,333
Corporate debt obligations            58,115     44,954
Corporate stocks and warrants          8,459      9,205
Other                                    929      1,956
                                    --------   --------
                                    $160,940   $141,256
                                    ========   ========

SOLD, NOT YET PURCHASED
-----------------------
Obligations of the U.S. Government
  or its agencies                   $ 68,713   $ 70,130
State and municipal obligations          657        601
Corporate debt obligations             8,461     13,809
Corporate stocks and warrants         11,372      7,085
Other                                    506          7
                                    --------   --------
                                    $ 89,709   $ 91,632
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

     The Company's trading activities result in the creation of inventory positions. Position and exposure reports are prepared daily by operations staff. Such reports are distributed to and reviewed independently on a daily basis by the Company's risk management committee as well as members of senior management. In addition, the corporate accounting group prepares a daily consolidated summarized position report indicating both long and short exposure. These reports, which are distributed to various levels of management throughout the Company, enable senior management to better control inventory levels and monitor results of the trading areas. The Company also reviews and monitors, at various levels of management, inventory aging, pricing, concentration and securities ratings.

     In addition to position and exposure reports, the Company produces a daily revenue report which summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the trading departments. Daily revenue is reviewed for various risk factors and is independently verified by members of the risk management committee. The daily revenue report is summarized by the corporate accounting group and distributed to various levels of management throughout the Company, together with position and exposure reports. These reports enable senior management to monitor and better control the overall activity of the trading areas.

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

     The Company seeks to control the risks associated with its investment banking activities through a process that results in a thorough review by various committees of the risks associated with all significant transactions prior to acceptance of any engagement. The Company currently has various commitment and other review committees. Each such committee is chaired by a member of senior management and has at least one additional senior management member. Other committee members include employees who provide expertise in the evaluation and analysis of proposed transactions brought before the particular committee.

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               The following consolidated financial statements of the Company are included herein:

               Independent Auditors' Reports

               Consolidated Statements of Financial Condition -
                    December 31, 1996 and 1995

               Consolidated Statements of Operations -
                    For the three years ended December 31, 1996, 1995
                    and 1994

               Consolidated Statements of Changes in Stockholders'
                    Equity - For the three years ended December 31, 1996, 1995 and 1994

               Consolidated Statements of Cash Flows -
                    For the three years ended December 31, 1996, 1995
                    and 1994

               Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EVEREN Capital Corporation


We have audited the accompanying consolidated statements of financial condition of EVEREN Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVEREN Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Chicago, Illinois
February 28, 1997

                         INDEPENDENT AUDITORS' REPORT





To the Board of Directors
EVEREN Capital Corporation


We have audited the accompanying consolidated statements of operations, changes in stockholder's equity, and cash flows of Kemper Securities Holdings, Inc. and subsidiaries (predecessor of EVEREN Capital Corporation andSubsidiaries) for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Kemper Securities Holdings, Inc. and subsidiaries (predecessor of EVEREN Capital Corporation and Subsidiaries) for the year ended December 31, 1994 in conformity with generally accepted accounting principles.




                                                   KPMG Peat Marwick LLP






Chicago, Illinois
May 5, 1995

                       EVEREN CAPITAL CORPORATION
                            AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       DECEMBER 31, 1996 AND 1995
                   (IN THOUSANDS, EXCEPT SHARE DATA)



          ASSETS                              1996        1995
                                         ----------   ----------
Cash and cash equivalents                $   46,592   $   14,585
Cash and securities segregated under
 federal and other regulations               15,778       15,556
Receivables from:
 Customers                                  764,405      648,659
 Brokers and dealers                         50,807       75,961
 Others                                      52,804       51,496
Securities borrowed                          50,687       67,614
Securities owned, at market                 160,940      141,256
Securities purchased under agreements
 to resell                                  479,313    1,308,495
Investment in mortgage-backed certificates
 available-for-sale, at fair value          144,962      156,457
Fixed assets, at cost, net                   36,136       49,403
Other assets                                 21,921       21,145
                                         ----------   ----------
                                         $1,824,345   $2,550,627
                                         ==========   ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Bank loans payable                       $  140,000   $  297,800
Payables to:
  Customers                                 259,607      223,757
  Brokers and dealers                        24,632       17,307
Securities loaned                           189,303       61,103
Collateralized mortgage obligations         137,699      143,878
Securities sold, not yet purchased,
 at market                                   89,709       91,632
Securities sold under agreements to
 repurchase                                 466,266    1,282,788
Deferred income taxes                        13,491       26,118
Accounts payable, accrued expenses and
  other liabilities                         214,603      246,328
                                         ----------   ----------
                                          1,535,310    2,390,711
Exchangeable preferred stock, $.01 par
  value per share; 10,000,000 shares
  authorized; 1,244,168 shares
  issued and outstanding at
  December 31, 1995                               -       28,343

Stockholders' Equity:
Common stock, $.01 par value per share;
  40,000,000 shares authorized,
  16,611,889 and 11,493,731 outstanding
  at December 31, 1996 and 1995,
  respectively                                  170          115
Nonvoting common stock, $.01 par
  value per share; 400,000 shares
  authorized, 107,400 shares outstanding
  at December 31, 1995                            -            1
Additional paid-in capital                  255,040      449,396
Unrealized gain (loss) on
  available-for-sale securities, net of
  income taxes                               (4,381)      11,497
Unearned cost of restricted stock            (1,576)           -
Unearned KSOP shares                              -      (22,875)
Treasury stock, at cost, 354,473 and
  3,239 shares at December 31, 1996
  and 1995, respectively                     (5,230)         (22)
Accumulated deficit                               -     (306,539)
Retained earnings (since January 1, 1996)    45,012            -
                                         ----------   ----------
                                            289,035      131,573
                                         ----------   ----------
                                         $1,824,345   $2,550,627
                                         ==========   ==========


See accompanying notes to consolidated financial statements.

                       EVEREN CAPITAL CORPORATION
                            AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                   (IN THOUSANDS, EXCEPT SHARE DATA)

                                         1996           1995         1994
                                     -----------      --------     --------
Revenue:
   Commissions                       $   225,798      $190,303     $180,535
   Principal transactions                115,291       122,127      119,066
   Investment banking                     55,889        47,093       61,851
   Asset management                       57,293        53,332       51,468
   Other                                  42,217        49,137       43,235
   Interest                               74,067        81,177       73,815
                                     -----------      --------     --------
     Total revenue                       570,555       543,169      529,970
     Interest expense                     33,920        52,527       44,830
                                     -----------      --------     --------
Net revenue                              536,635       490,642      485,140
                                     -----------      --------     --------

Non-interest expenses:
   Compensation and benefits             331,389       335,473      328,005
   Brokerage and clearance                14,559        11,422       11,533
   Communications                         38,266        41,759       41,291
   Occupancy and equipment                39,152        54,484       46,361
   Promotional                            17,849        13,507       18,882
   Other                                  37,765        55,976       51,843
                                     -----------      --------     --------
      Total non-interest expenses        478,980       512,621      497,915
      Gain on sale of subsidiary          50,181             -            -
                                     -----------      --------     --------
Income (loss) before income taxes        107,836       (21,979)     (12,775)
   Income tax provision (benefit)         42,438        (6,125)     (10,537)
                                     -----------      --------     --------
Income (loss) before extraordinary
  item                                    65,398       (15,854)      (2,238)
   Extraordinary charge on early
     retirement of debt, net of
     income taxes of $1,561               (2,900)            -            -
                                     -----------      --------     --------

Net income (loss)                    $    62,498      $(15,854)    $ (2,238)
                                     ===========      ========     ========

Dividends on exchangeable
  preferred stock                    $     2,130
                                     ===========

Net earnings applicable to common
  stock before extraordinary
  charge                             $    63,268
                                     ===========

Net earnings applicable to
  common stock after
  extraordinary charge               $    60,368
                                     ===========

Weighted average common shares
  outstanding                         12,208,532
                                     ===========
Net earnings per share of common
  stock before
  extraordinary charge               $      5.18
                                     ===========

Net earnings per share of common
  stock after
  extraordinary charge               $      4.94
                                     ===========

See accompanying notes to consolidated financial statements.

                       EVEREN CAPITAL CORPORATION
                            AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (IN THOUSANDS)


                                      Common Stock              Additional      Unamortized    Unrealized gain
                                 ---------------------------      Paid-In        Restricted    on available for
                                 Voting          Non-voting       Capital          Stock       sale securities
                                 ------          ----------     ----------      -----------    ----------------
Balances at January 1, 1994       $ 10            $      -       $438,903         $     -          $      -
Capital contribution                                               19,000
Net loss
                                  ----            --------       --------         -------          --------
Balances at December 31, 1994       10                   -        457,903               -                 -
                                  ----            --------       --------         -------          --------
Change in equity related to
  spinoff adjustments, net          98                   1          6,587          (2,500)
Deferred tax liability related
  to Section 338 election                                         (31,919)
Common stock  offering               7                              4,731
Amount received from former
  parent under
  indemnification agreement                                        13,374
Release of KSOP shares
Dividends on exchangeable
  preferred stock                                                  (1,207)
Accretion of preferred stock to
  redemption value                                                    (73)
Change in unrealized gain for
  the period                                                                                         11,497
Vesting of restricted stock                                                         2,500
Purchase of treasury stock
Net loss
                                  ----            --------       --------         -------          --------
Balances at December 31, 1995      115                   1        449,396               -            11,497
                                  ----            --------       --------         -------          --------

                                         Unearned                                     Retained          Total
                                           KSOP        Treasury     Accumulated       Earnings       Stockholders'
                                          Shares         Stock        Deficit      (since 1/1/96)       Equity
                                         --------      ---------    ------------   --------------    -------------
Balances at January 1, 1994               $      -      $     -       $(288,447)    $          -        $150,466
Capital contribution                                                                                      19,000
Net loss                                                                 (2,238)                          (2,238)
                                          --------      -------       ---------     ------------        --------
Balances at December 31, 1994                    -            -        (290,685)               -         167,228
                                          --------      -------       ---------     ------------        --------
Change in equity related to
  spinoff adjustments, net                (55,000)                                                       (50,814)
Deferred tax liability related
  to Section 338 election                                                                                (31,919)
Common stock  offering                                                                                     4,738
Amount received from former
  parent under
  indemnification agreement                                                                               13,374
Release of KSOP shares                     32,125                                                         32,125
Dividends on exchangeable
  preferred stock                                                                                         (1,207)
Accretion of preferred stock to
  redemption value                                                                                           (73)
Change in unrealized gain for
  the period                                                                                              11,497
Vesting of restricted stock                                                                                2,500
Purchase of treasury stock                                  (22)                                             (22)
Net loss                                                                (15,854)                         (15,854)
                                          --------      -------       ---------     ------------        --------
Balances at December 31, 1995             (22,875)          (22)       (306,539)               -         131,573
                                          --------      -------       ---------     ------------        --------


See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED
                   YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                  Common Stock              Additional      Unamortized    Unrealized gain
                                             ---------------------------      Paid-In        Restricted    on available for
                                             Voting          Non-voting       Capital          Stock       sale securities
                                             ------          ----------     ----------      -----------    ----------------
Balances at January 1, 1996                   $115            $      1       $449,396         $     -          $  11,497

Quasi-reorganization adjustments
  as of January 1, 1996:
Restatement of assets and
  liabilities to estimated fair value                                          (3,675)
Transfer of accumulated deficit
  and unrealized gain at January 1,
  1996 to additional paid-in capital                                         (295,042)                           (11,497)
Amount received from former parent
  under indemnification agreement                                               6,626
Release of KSOP shares                                                          8,029
Issuance of additional non-voting
 common stock                                                        1          1,515          (1,073)
Issuance of additional common stock              7                              8,164            (503)
Conversion of non-voting common
  stock to common stock                          2                  (2)
Proceeds from initial public offering           46                             77,787
Dividends paid
Dividend reinvestment                                                               7
Change in unrealized loss for the period                                                                          (4,381)
Accretion of preferred stock                                                      (14)
Tax benefit from Kemper stock options                                           2,247
Purchase of treasury stock
Net income

                                               ----             ------      ---------      ---------           --------
Balances at December 31, 1996                  $170             $    -      $ 255,040      $  (1,576)          $ (4,381)
                                               ----             ------      ---------      ---------           --------

                                             Unearned                                     Retained          Total
                                               KSOP        Treasury     Accumulated       Earnings       Stockholders'
                                              Shares         Stock        Deficit      (since 1/1/96)       Equity
                                             --------      ---------    ------------   --------------    -------------
Balances at January 1, 1996                  $(22,875)     $   (22)        $(306,539)           -          $ 131,573
Quasi-reorganization adjustments
  as of January 1, 1996:
Restatement of assets and
  liabilities to estimated fair value                                                                         (3,675)
Transfer of accumulated deficit
  and unrealized gain at January 1,
  1996 to additional paid-in capital                                         306,539                               -
Amount received from former parent
  under indemnification agreement                                                                              6,626
Release of KSOP shares                         22,875                                                         30,904
Issuance of additional non-voting
 common stock                                                                                                    443
Issuance of additional common stock                                                                            7,668
Conversion of non-voting common
  stock to common stock                                                                                            -
Proceeds from initial public offering                                                                         77,833
Dividends paid                                                                             (17,486)          (17,486)
Dividend reinvestment                                                                                              7
Change in unrealized loss for the period                                                                      (4,381)
Accretion of preferred stock                                                                                     (14)
Tax benefit from Kemper stock options                                                                          2,247
Purchase of treasury stock                                  (5,208)                                            (5,208)
Net income                                                                                  62,498            62,498
                                             --------      -------          --------      --------          --------
Balances at December 31, 1996                $      -      $(5,208)         $      -      $ 45,012          $289,035
                                             ========      =======          ========      ========          ========

See accompanying notes to consolidated financial statements.

                         EVEREN CAPITAL CORPORATION
                              AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                               (IN THOUSANDS)


                                              1996         1995         1994
                                              ----         ----         ----
Cash flows from operating activities:
     Net income (loss)                    $  62,498   $   (15,854)   $ (2,238)
     Adjustments to reconcile net income
       (loss) to net cash flows
       from operating activities:
     Extraordinary charge on early
       retirement of debt                     4,461             -           -
     Gain on sale of subsidiary             (50,181)            -           -
     Release of KSOP shares                   8,029             -           -
     Depreciation and amortization           12,278        16,771      16,200
     Deferred income taxes                   (8,724)      (20,926)      5,783
     Change in assets and liabilities:
     Cash and securities segregated under
       federal and other regulations           (222)         (490)      1,093
     Receivables from/payables to:
       Customers                            (79,896)       30,253     (68,892)
       Brokers and dealers                   30,567       (25,990)      8,326
       Affiliates                                 -        21,798     (36,569)
       Others                               (11,589)      (13,326)      1,892
     Securities borrowed                     16,927       (46,845)     18,656
     Securities owned                       (19,684)       36,860      88,316
     Securities purchased under
       agreements to resell                 829,182    (1,079,897)    (24,131)
     Other assets                             1,740        21,605      12,414
     Securities loaned                      128,200         8,830      (6,412)
     Securities sold, not yet purchased      (1,923)       21,298      (6,689)
     Securities sold under agreements
       to repurchase                       (816,522)    1,057,611      43,298
     Accounts payable, accrued expenses,
       and other liabilities                (30,291)       22,590     (35,361)
                                          ---------   -----------    --------
Net cash flows from operating activities     74,850        34,288      15,686
                                          ---------   -----------    --------

Cash flows from investing activities:
     Net proceeds from sale of subsidiary    59,346             -           -
     Proceeds from sale of investments
       in mortgage-backed securities              -        81,808       6,793
     Collections of principal on
       investments in mortgage-
       backed securities                     16,523        15,743      44,598
     Purchase of investments in
       mortgage-backed securities            (9,505)      (35,123)    (75,389)
     Proceeds from the sale of
       fixed assets                           2,120             -           -
     Acquisition of fixed assets, net       (10,942)       (2,508)    (20,780)
                                          ---------   -----------    --------
Net cash flows from investing activities     57,542        59,920     (44,778)
                                          ---------   -----------    --------


See accompanying notes to consolidated financial statements.

                         EVEREN CAPITAL CORPORATION
                              AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                               (IN THOUSANDS)

                                                          1996        1995        1994
                                                          ----        ----        ----
Cash flows from financing activities:
       Net proceeds from initial public offering         77,833           -           -
       Release of shares related to KSOP loan            22,875           -           -
       Dividends paid                                   (16,433)          -           -
       Retirement of subordinated debt                  (36,012)          -           -
     Proceeds from common stock issuance                  8,171       4,738           -
     Amount collected under indemnification agreement    12,876       7,124           -
     Capital contribution                                     -           -      19,000
     Proceeds from the issuance of collateralized
       mortgage obligations                               9,422      34,080      72,569
     Repayment of collateralized mortgage obligations   (16,109)    (95,035)    (48,954)
     Debt issuance costs paid                                 -        (977)          -
     Decrease in bank loans payable, net               (157,800)    (40,053)    (10,011)
     Purchase of treasury stock                          (5,208)        (22)          -
                                                      ----------   ---------   ---------
Net cash flows from  financing activities              (100,385)    (90,145)     32,604
                                                      ----------   ---------   ---------

Increase in cash and cash equivalents                    32,007       4,063       3,512
Cash and cash equivalents at beginning of year           14,585      10,522       7,010
                                                      ----------   ---------   ---------

Cash and cash equivalents at end of year              $  46,592    $ 14,585    $ 10,522
                                                      ==========   =========   =========

Supplemental disclosure of cash flow information:
Interest paid to unaffiliated entities                $  37,013    $ 48,780    $ 37,410
                                                      ==========   =========   =========
Income taxes paid                                     $  50,100    $      -    $      -
                                                      ==========   =========   =========












See accompanying notes to consolidated financial statements.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1)  GENERAL INFORMATION

     EVEREN Capital Corporation ("EVEREN") was incorporated in Delaware in May 1995, for the purpose of acquiring all of the outstanding common stock of Kemper Securities Holdings, Inc. ("KSHI") and its subsidiaries including its primary subsidiary, Kemper Securities, Inc. ("KSI"); a clearing subsidiary, Kemper Clearing Corp. ("KCC"); and a data processing subsidiary, BETA Systems, Inc. On September 13, 1995, KSHI, KSI and KCC changed their names to EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing Corp. ("EVEREN Clearing"), respectively. Collectively, EVEREN and its subsidiaries are referred to in these Notes as the "Company".

     The Company is a financial services holding company, and is engaged primarily in the retail and institutional brokerage business, including investment banking and underwriting services. EVEREN Securities and EVEREN Clearing are both registered as brokers and dealers in securities under the Securities Exchange Act of 1934 and as futures commission merchants under the Commodities Exchange Act. EVEREN Securities clears all transactions with and for customers on a fully disclosed basis through EVEREN Clearing. Another subsidiary, Gateway Mortgage Acceptance Corporation ("Gateway"), was formed to issue and sell one or more series of collateralized mortgage obligations ("CMOs") directly or through one or more beneficially owned trusts (each, a "Trust").

     On September 13, 1995, the Company completed its separation (the "Buy-out") from its former parent, Kemper Corporation ("Kemper"), and became an independent, employee-owned company with publicly traded preferred stock. The preferred stock was issued to Kemper, which in turn distributed the shares to holders of Kemper common stock and to holders of certain Kemper common stock options and phantom stock units as a taxable distribution (the "Kemper Distribution"). Simultaneously, 10,437,781 shares of common stock, par value $.01 per share, of EVEREN, representing approximately 96% of such shares outstanding, were sold by Kemper to the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Trust which is part of the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan (collectively, the "KSOP") for an aggregate price of $71.4 million or $6.8405 per common share (the "KSOP Purchase").

     Following the Buy-out, the KSOP offered to KSOP participants up to $25 million of common stock of the Company (3,654,685 shares at $6.8405 per share) as an investment option for a portion of their current account balances in the KSOP (the "Founders' Offering"). The offering price per share in the Founders' Offering was equal to the per share price paid by the KSOP in the KSOP Purchase. As part of the separation from Kemper, Kemper indemnified the Company for the first $20 million of employer contributions to the KSOP. The $20 million indemnification has been fully collected at December 31, 1996 and is recorded as additional paid-in capital.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     During 1996, the Company completed the sale of BETA Systems, Inc., a wholly-owned data processing and quote services subsidiary, for $63.5 million, resulting in an after-tax gain of approximately $30.2 million.

     On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of common stock were sold at a price of $18.50 per share, resulting in net proceeds of approximately $78 million to the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The consolidated financial statements include the accounts of EVEREN and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Securities and Commodities Transactions
     Customer receivables and payables are recorded on a settlement date basis. The related commission revenue and expenses from securities and commodities transactions are recorded on trade date. Principal securities and commodities transactions are also recorded on trade date. Securities owned and securities sold, not yet purchased are recorded at market value, with unrealized gains and losses included in income.

     Securities Purchased Under Agreements to Resell and Securities Sold
     Under Agreements to Repurchase
     Securities purchased under agreements to resell and securities sold under agreements to repurchase are collateralized transactions and are carried at the contract amounts at which the securities will be resold or reacquired, including accrued interest. It is the policy of the Company to take possession of the securities purchased under agreements to resell at the time such agreements are entered into. In the event that the market value of such securities falls below the contract amount of the related agreement to resell, the Company requests additional collateral.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Securities Borrowed and Securities Loaned
     Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

     Fixed Assets
     Fixed assets are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation on fixed assets is generally recorded on a straight-line basis over the estimated useful lives of the assets, which range from four to seven years for furniture and equipment and up to thirty years for building and improvements. Leasehold improvements are amortized on a straight- line basis over the lesser of the lease term or the economic life of the asset.

     Investments in Mortgage-backed Certificates/Collateralized Mortgage Obligations
     The CMOs issued by Gateway are collateralized by certain mortgage-related instruments ("Certificates") and the investment of the proceeds relating to principal payments and interest on such Certificates. The CMOs are accounted for as borrowings. The Certificates are classified as "available-for-sale" and are accounted for at market value with unrealized gains or losses included in the equity section of the consolidated statements of financial condition. Market value is determined using current market valuations from an independent pricing service.

     Investments
     The Company accounts for investments over which it exerts significant influence but does not control under the equity method, whereby the Company's proportionate share of earnings or losses are included in its results of operations. The investments are included in other assets on the consolidated statement of financial condition.

     Impairment of Long-Lived Assets
     In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to be Disposed Of." Such adoption had no material impact on these consolidated financial statements.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Stock Based Compensation
     The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") which recognizes compensation cost based upon the intrinsic value at the date of grant of the equity instrument awarded.

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement of SFAS No. 123 and continue to account for stock-based compensation under APB Opinion No. 25.

     Income Taxes
     Income taxes are provided for using the liability method, under which deferred tax assets and liabilities are recorded based on differences between the financial accounting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured based on the currently enacted tax rate expected to apply to taxable income in the period in which the deferred tax asset or liability is expected to be settled or realized.

     The Company and Kemper agreed to make an election under Section 338(h)(10) of the Internal Revenue Code (the "Section 338 Election") with respect to the sale by Kemper and purchase by EVEREN of the common stock of EVEREN Holdings on September 13, 1995 (the "EVEREN Holdings Purchase"). The impact of the Section 338 Election on the Company is that the assets of EVEREN Holdings and subsidiaries received a new, and overall lower, basis for federal income tax purposes.

     Supplemental Disclosure of Non-Cash Investing and Financing
     Activities
     The Company, with approval from its Board of Directors, implemented a quasi-reorganization to reflect the emergence of EVEREN as an ongoing, independent organization and to enable the Company to present more accurately the new organization's cumulative performance. The quasi-reorganization was effective January 1, 1996, and all assets and liabilities were adjusted to fair value as of that date. This resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. The balance in retained earnings at December 31, 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     In 1995, in connection with the Buy-out, $44.3 million of subordinated debt and $37.6 million in affiliated payables were converted to equity; $48.2 million in receivables from affiliates was forgiven as a result of termination of a tax sharing arrangement theretofore in place; and preferred shares valued at $27.1 million were issued to Kemper. In connection with the purchase of the common stock of the Company, $55 million of bank loans was incurred (the "KSOP loans") and $55 million in unearned KSOP shares were recorded. In connection with the agreement of Kemper and the Company to make the Section 338 Election, a deferred tax liability of $31.9 million was established and reduced additional paid-in capital.

     Reclassifications
     Certain prior year amounts have been reclassified to conform with the 1996 financial statement presentation.

(3)  CASH AND SECURITIES SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

     The Company is required under the Commodity Exchange Act (the "Act") to account for and segregate all customer assets, as defined by the Act, in connection with transactions in regulated commodities. As of December 31, 1996 and 1995, cash of approximately $764,000 and $406,000 and securities (primarily obligations of the U.S. Government) with a market value of approximately $15.0 million and $15.2 million, respectively, are segregated pursuant to the Act.

     At December 31, 1996 and 1995, the Company was in compliance with the segregation requirements of the Act and had total segregated funds in excess of the aggregate required amount by approximately $6.0 million and $4.1 million, respectively.

(4)  RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

     The Company extends credit to its customers to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. Customer receivables include amounts due on margin balances. Customer payables include customers' free credit balances.

     Securities owned by customers and held by the Company as collateral or as margin and the market value of commodity option positions owned by customers are not included in the consolidated statement of financial condition. From time to time, the Company deposits customers' securities as margin with clearing organizations. At December 31, 1996 and 1995, such securities deposited as margin had an aggregate market value of $8.1 million and $8.6 million, respectively.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(5)  SECURITIES-AT MARKET VALUE
     Securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                                December 31,
                                           ---------------------
     Owned                                    1996         1995
     -----                                 --------     --------
     Obligations of the U.S. Government or
      its agencies                         $ 83,083     $ 62,808
     State and municipal obligations         10,354       22,333
     Corporate obligations                   58,115       44,954
     Corporate stocks and warrants            8,459        9,205
     Other                                      929        1,956
                                           --------     --------
                                           $160,940     $141,256
                                           ========     ========

     Sold, not yet purchased
     Obligations of the U.S. Government or
      its agencies                          $68,713      $70,130
     State and municipal obligations            657          601
     Corporate obligations                    8,461       13,809
     Corporate stocks and warrants           11,372        7,085
     Other                                      506            7
                                           --------     --------
                                            $89,709      $91,632
                                           ========     ========

(6) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under agreements to resell and securities sold under agreements to repurchase consisted of the following at December 31, 1996 and 1995 (in thousands):

     Securities Purchased Under Agreements to Resell               1996             1995
     -----------------------------------------------               ----             ----
     U.S. Government and U.S. Government
     agency obligations with a market value
     of $482 million ($1,339 million at 1995)                    $479,313         $1,308,495
                                                                 ========         ==========
     Securities Sold Under Agreements to Repurchase
     ----------------------------------------------
     U.S. Government and U.S. Government
     agency obligations with a market value
     of $469.6 million ($1,313 million at 1995)                  $466,266         $1,282,788
                                                                 ========         ==========

     The Company enters into collateralized transactions to resell and repurchase securities. These transactions are carried at the contract amounts at which the securities will be resold or reacquired plus accrued interest. At December 31, 1996, these agreements matured within ninety days. Securities purchased under agreements to resell averaged $568.7 million and $550.1 million during 1996 and 1995, respectively, and the maximum amounts outstanding at any month-end during 1996 and 1995 were $1,400 million and $1,308.5 million, respectively. Securities sold under agreements to repurchase averaged

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     $552.9 and $538.8 million during 1996 and 1995, respectively, and the maximum amounts outstanding at any month-end during 1996 and 1995 were $1,387 million and $1,282.8 million, respectively. At December 31, 1996, these agreements to repurchase had a weighted-average interest rate of
     6.02 percent (5.96 percent at December 31, 1995).

(7)  Investments in Mortgage-Backed Certificates

     As required by the related indenture provisions of the CMOs, the Certificates are held as collateral by a trustee of the Trust. The trustee collects principal and interest payments from the Certificates, reinvests the payments in eligible investments, and makes principal and interest payments on the CMOs. A summary of the Certificates, available-for-sale is as follows (in thousands):

                                        December 31,
                                       --------------
                                       1996      1995
                                       ----      ----
     Amortized cost                  $150,147  $143,949

     Gross unrealized gains               237    12,508
     Gross unrealized losses           (5,422)        -
                                     --------  --------
     Fair value                      $144,962  $156,457
                                     ========  ========

(8)  COLLATERALIZED MORTGAGE OBLIGATIONS

     Receipt of principal and interest from the Certificates, including prepayments, and income earned on the reinvestment of such amounts is applied to the extent required by the indenture to make monthly payments of principal on the CMOs. All payments of principal on the CMOs are allocated to the classes of CMOs in accordance with the terms of the standard indenture provisions. Interest rates on the CMOs are fixed and range from 7.25% to 9.60% per year. The stated maturities range from June 1, 2019 through June 20, 2026 and represent the dates on which the CMOs of each class are expected to be fully paid. The actual maturities of the CMOs will depend on the rate of principal payments, including prepayments, on the Certificates. The CMOs may be subject to redemption at the option of Gateway, in the circumstances and at the redemption price set forth in the related prospectus.

(9)  FIXED ASSETS

     At December 31, 1996 and 1995, fixed assets consist of the following (in thousands):

                                             December 31,
                                           ----------------
                                           1996        1995
                                           ----        ----
     Building and improvements          $  1,411   $   3,811
     Furniture and equipment              92,268     116,784
     Leasehold improvements               21,304      24,834
                                        --------   ---------
     Total cost                          114,983     145,429
     Less accumulated depreciation
       and amortization                  (78,847)    (96,026)
                                        --------   ---------
     Net fixed assets                   $ 36,136    $ 49,403
                                        ========   =========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(10) BANK LOANS PAYABLE

     Included in bank loans payable at December 31, 1996 and 1995, are $140 million and $275 million, respectively, in loans drawn from approximately $600 million in lines of credit extended by several banks to the Company. The level of these borrowings fluctuates daily, and at times significantly, depending on market activity and customer margin activity levels. Under such lines of credit, the Company has unsecured borrowings totaling $40 million and $30 million at December 31, 1996 and 1995, respectively. The remaining borrowings are secured by customers' margin securities and the Company's securities inventory. The rates on these borrowings are based on the federal funds rate (6.9% and 6% at December 31, 1996 and 1995, respectively).

     At December 31, 1995, $22.8 million of the original KSOP loan discussed in Note 2, was outstanding and included in bank loans payable bearing an annualized interest rate of 7.1%. The loan balance was repaid in full during 1996.

(11) NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

     In accordance with the rules and regulations of the Securities and Exchange Commission for registered brokers and dealers, the capital rules of the New York Stock Exchange and Regulation 1.17 of the Commodity Futures Trading Commission, EVEREN Securities and EVEREN Clearing must maintain minimum net capital. Both EVEREN Securities and EVEREN Clearing operate under the alternative method of computing minimum net capital, as defined. Such net capital requirements could restrict the ability of each subsidiary to pay dividends to its parent. At December 31, 1996 and 1995, EVEREN Securities had net capital of approximately $124 million and $94.2 million, respectively, which was approximately $123 million and $93.2 million, respectively, in excess of its required minimum net capital. At December 31, 1996 and 1995, EVEREN Clearing had net capital of approximately $68.2 million and $58.6 million, respectively, which was approximately $52 million and $45 million, respectively, in excess of its required minimum net capital.

(12) DEFINED CONTRIBUTION PLAN

     EVEREN maintains the KSOP to provide employees with an opportunity to accumulate funds for retirement and acquire ownership interests in the voting common stock of EVEREN. Participants are eligible to make pre-tax contributions to the KSOP and share in employer contributions. Total contribution expense for the years ended December 31, 1996, 1995 and 1994 was approximately $3.0 million, $19.4 million and $9.4 million, respectively.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(13) POSTRETIREMENT BENEFITS

     The Company currently sponsors a plan that provides postretirement medical and dental benefits for substantially all employees. Employees generally become eligible for postretirement benefits when they meet minimum retirement age and service requirements. The cost of providing these benefits is shared with retirees. The Company has reserved the right to change or eliminate the benefit plan. The Company accrues the expected cost of providing these postretirement benefits during the years that the employee renders the necessary service.

     Actuarial assumptions used to determine net periodic postretirement benefit cost include an annual discount rate of 7.75% for 1996 and 7% for 1995 and 1994. Actuarial assumptions used to determine the accumulated postretirement benefit obligation at December 31, 1996 and 1995 include an annual discount rate of 7.75% and 7%, respectively.

     Net periodic postretirement benefit cost for the years ended December 31 includes the following components (in thousands):

                                                    1996      1995      1994
                                                    ----      ----      ----
        Service cost of benefits earned            $  654    $  618    $  918
        Interest cost on accumulated
          postretirement benefit obligation         1,386     1,305     1,433
        Amortization of unrecognized loss (gain)        -      (149)       14
                                                   ------    ------    ------
        Net periodic postretirement benefit cost   $2,040    $1,774    $2,365
                                                   ======    ======    ======

     The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated statement of financial condition at December 31 (in thousands):

                                                           1996      1995
                                                           ----      ----
        Accumulated post-retirement benefit obligation:
          Retirees                                       $10,268   $ 3,637
          Fully eligible active participants               4,303     4,255
          Other active participants                        3,316     7,773
                                                         -------   -------
        Accumulated post-retirement benefit obligation    17,887    15,665
        Plan assets at fair value                              -         -
                                                         -------   -------
        Accumulated post-retirement benefit obligation in
           excess of plan assets                          17,887    15,665
        Unrecognized actuarial gain (loss)                  (472)    4,902
                                                         -------   -------
        Accrued post-retirement benefit cost             $17,415   $20,567
                                                         =======   =======

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     For measurement purposes, an 8% annual rate of increase in the per capita health care cost trend rate was assumed for 1997; the rate was assumed to decrease gradually to 6% by the year 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation as of December 31, 1996 by approximately $3.2 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 by approximately $447,000.

(14) EXCHANGEABLE PREFERRED STOCK AND JUNIOR SUBORDINATED DEBENTURES

     As discussed in Note 1, on September 13, 1995, EVEREN issued 1,202,805 shares of Series A Exchangeable Preferred Stock ("Exchangeable Preferred Stock") with a liquidation preference of $25 per share and a dividend rate of 13.5% per year. During 1996, the Company exchanged 13.5% Junior Subordinated Debentures due 2007 for all outstanding shares of the Exchangeable Preferred Stock. Such Debentures were subsequently redeemed in 1996 resulting in an after-tax extraordinary charge of $2.9 million.

     For the year ended December 31, 1996 and 1995, dividends on the Exchangeable Preferred Stock were approximately $2.1 million and $1.2 million, respectively.

(15) STOCK OPTIONS

     The Company maintains equity-based incentive plans under which various types of stock options are granted to officers, directors, and key employees of the Company.

     The exercise prices of stock options granted under the equity-based incentive plans approximated the market prices on the dates of grant, and each such option has a maximum duration of ten years. Each option generally becomes exercisable five years from the date of grant.

     A summary of the Company's stock options for the years ended December 31, 1996 and 1995 is presented below:

                                                           Weighted Average
                                                Options     Exercise Price
                                                -------    ----------------
     Options Outstanding, January 1, 1995             -         $    -
       Granted                                  994,075           6.84
       Exercised                                      -              -
       Forfeited                                      -              -
                                              ---------         ------
     Options Outstanding, December 31, 1995     994,075           6.84
       Granted                                  189,750          10.77
       Exercised                                      -              -
       Forfeited                               (110,200)          6.84
                                              ---------         ------
     Options Outstanding, December 31, 1996   1,073,625          $7.53
                                              =========         ======


EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     For options granted in 1996 and 1995, the compensation cost as determined under SFAS No. 123 (based on the fair value of options at the grant date) was not material to the Company's consolidated net income.

(16) INCOME TAXES

     The income tax expense (benefit) for the years ended December 31 was as follows (in thousands):

                                 1996      1995      1994
                                 ----      ----      ----
     U.S. Federal
       Current                $ 43,621  $ 13,193  $(16,801)
       Deferred                 (8,724)  (20,926)    5,783
                              --------  --------  --------
          Total                 34,897    (7,733)  (11,018)
     State and Local
       Current                   7,541     1,922       671
       Deferred                      -      (314)     (190)
                              --------  --------  --------
          Total                  7,541     1,608       481
                              --------  --------  --------
                               $42,438  $ (6,125) $(10,537)
                              ========  ========  ========

     As a result of the Section 338 Election, EVEREN Holdings incurred a tax basis reduction of approximately $97.3 million in its various assets. This reduction in tax basis represents future taxable income to EVEREN Holdings as the individual assets are converted to cash. Consequently, EVEREN Holdings and its subsidiaries established a $31.9 million deferred tax liability as of September 13, 1995.

     A reconciliation of the statutory federal income tax to the effective tax rate is as follows (in thousands):

                                                 1996     1995      1994
                                                 ----     ----      ----
     Statutory federal income tax (benefit)    $36,180  $(7,694) $ (4,471)
     Increase (reduction) in income taxes
       resulting from:
          Tax-exempt interest, net                (559)    (903)   (1,604)
          Prior year deferred compensation
            adjustment                               -        -    (5,491)
          Extraordinary charge on early
            retirement of debt                   1,561        -         -
          Travel and entertainment                 483      457       696
          State and local income taxes,
            net of federal
            income tax benefit                   4,459    1,045       313
          Other, net                               314      970        20
                                               -------  -------  --------
                                               $42,438  $(6,125) $(10,537)
                                               =======  =======  ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, is presented below (in thousands):

     Deferred tax assets:                      1996       1995
                                               ----       ----
       Accrued expenses                     $  6,584    $  3,312
       Deferred compensation                   1,412       2,035
       Deferred rent                           3,727          98
       Fixed assets, principally due
         to differences in depreciation          428           -
                                            --------    --------
     Total deferred tax assets                12,151       5,445
                                            --------    --------
     Deferred tax liabilities:
       Unrealized gain on available-for-sale
         securities                              207       1,011
       Section 338 Election basis difference  23,083      29,763
       Exchange memberships                    1,393           -
       Other                                     959         789
                                            --------    --------
     Total deferred tax liabilities           25,642      31,563
                                            --------    --------
     Net deferred tax liabilities           $(13,491)   $(26,118)
                                            ========    ========


     As a result of the Buy-out, EVEREN Holdings is no longer a member of Kemper's consolidated tax group for federal income tax purposes. EVEREN and Kemper have entered into an agreement (the "Tax Sharing Agreement"), which provides that Kemper will be responsible for and receive the benefits of (i) all settlements with the Internal Revenue Service (the "IRS") for the 1990 and prior year tax periods, (ii) the impact of all tax items for the 1990 and prior year tax periods theretofore identified by the IRS that reverse during the period January 1, 1991 through September 13, 1995 and (iii) all tax issues for the period from January 1, 1991 to September 13, 1995 identified by Kemper and EVEREN in the Tax Sharing Agreement. The Tax Sharing Agreement provides that EVEREN will be responsible for and receive the benefits of all tax liabilities and refunds attributable to the business of the Company after September 13, 1995. Tax returns for the years 1991 through 1993 are currently under examination by the IRS.

     Though valid as between EVEREN and Kemper, the Tax Sharing Agreement is not binding on the IRS and does not affect the several liability of EVEREN, Kemper and their respective subsidiaries to the IRS for all federal taxes of the consolidated group relating to periods prior to September 13, 1995.

(17) RELATED-PARTY TRANSACTIONS

     Prior to the Buy-out, the Company provided certain services to a wholly-owned subsidiary of Kemper. As a result, included in asset management income for the year ended December 31, 1994 is approximately $14.1 million the Company received for acting as an underwriter and distributor of money market funds managed by a wholly-owned subsidiary

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     of Kemper. Included in commission revenue for the year ended December 31, 1994 is approximately $17 million representing commission earned from affiliates of a Kemper subsidiary for the sale of mutual funds and other products. The asset management income and commission revenues represent standard broker fees and commission loads earned in the normal course of business.

     Additional interest expense incurred on payables to affiliates other than that incurred on subordinated debt payable to affiliates amounted to $2.3 million for the year ended December 31, 1994.

(18) COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space under various noncancelable operating leases with remaining terms greater than one year. Future minimum payments under noncancelable operating leases as of December 31, 1996 were approximately (in thousands):

        Year Ending December 31,
        ------------------------
                  1997               $ 25,240
                  1998                 24,436
                  1999                 21,973
                  2000                 18,291
                  2001                 15,802
                Thereafter             51,095
                                     --------
      Total minimum lease payments   $156,837
                                     ========

     Certain of the leases are subject to changes in the operating costs of the particular facilities. Total rental expense for all operating leases, including expenses related to the abandonment of leased property, was approximately $33.3 million, $46.8 million and $40.9 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company uses unsecured letter of credit agreements issued by banks to provide the required margin for customers' and introducing brokers' transactions with the Options Clearing Corporation. Such letters of credit are generally for periods of six months. The Company pays commitment fees on these letters of credit at an annual rate of approximately .375%. At December 31, 1996 the Company is obligated under an unsecured letter of credit totaling $40 million.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments, which were open at December 31, 1996 and subsequently settled, had no material effect on the consolidated statement of financial condition.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(19) LITIGATION

     The Company has been named as a defendant in various legal actions in connection with its securities and commodities business. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the financial position of the Company but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

(20) FINANCIAL INSTRUMENTS

     Off-Balance Sheet Credit Risk and Concentration of Credit Risk Certain market and credit risks are inherent in the Company's business, primarily in facilitating customers' trading and financing transactions in financial instruments, which include derivatives. In the normal course of business, the Company's customer activities include execution, settlement, and financing of various customer securities and commodities transactions, which may expose the Company to off-balance sheet risk in the event the customer is unable to fulfill its contractual obligations.

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the Company extends credit to the customer which is collateralized by cash and/or securities in the customer's account. In connection with these activities, the Company executes and clears customer transactions involving securities sold but not yet purchased ("short sales") and the writing of option contracts. The Company also executes customer transactions in the purchase and sale of commodity futures contracts (including options on futures), substantially all of which are transacted on a margin basis subject to various exchange regulations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory, exchange, and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral or reduce positions when necessary. Such transactions may expose the Company to significant off-balance sheet risk in the event the margin is not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell the collateral at prevailing market prices in order to fulfill the customer's obligations.

     In accordance with industry practice, the Company records customer securities transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts in which case the Company may have to purchase or sell financial instruments at prevailing market prices.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The Company believes that the settlement of these transactions will not have a material effect on the Company's consolidated statement of financial condition.

     The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans, securities loaned and agreements to repurchase. Additionally, the Company pledges customer securities as collateral to satisfy margin deposits of various exchanges. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposures. Additionally, the Company establishes credit limits for such activities and monitors compliance on a daily basis. The Company also enters into collateralized financing agreements in which it extends short-term credit, primarily to major financial institutions. The Company generally controls access to the collateral pledged by the counterparties, which consists largely of securities issued by the U.S. government or its agencies.

     The Company is engaged in various securities trading and brokerage activities servicing a diverse group of corporations, governments, institutional and individual investors primarily located in the United States. A substantial portion of the Company's transactions are collateralized and are executed with and on behalf of other major brokers and dealers. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligation pursuant to securities and commodities transactions can be directly impacted by volatile trading markets which may impair the counterparties' ability to satisfy their obligations to the Company. The Company monitors credit risk on both an individual and group counterparty basis.

     Derivatives
     The Company also uses derivative financial instruments to hedge market risk, primarily arising from fluctuations in interest rates, in its securities inventory. To accomplish this, the Company uses exchange-traded futures and option contracts that contain varying degrees of off-balance-sheet risk, whereby changes in the market values of the underlying securities or other financial instruments may be in excess of the amounts reflected in the consolidated statement of financial condition. In light of this strategy, the Company does not expect any material losses relating to such derivative instruments that would not be offset with corresponding gains on the securities hedged. These derivative instruments, which consist solely of exchange-traded futures and option contracts, are carried in the consolidated statement of financial condition at December 31, 1996 and 1995 at their quoted market values of $330,000 and $77,000, respectively, in aggregate, and have aggregate notional values of approximately $11.6 million and $10.2 million, respectively.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The average market value of these derivative instruments during 1996 approximated $228,000.

     Fair Value
     The Company's financial instruments are carried at fair value or at amounts which approximate fair value. Customer receivables, primarily consisting of floating-rate loans collateralized by margin securities, are charged interest at rates similar to other such loans made within the industry. Reverse repurchase/repurchase agreements, securities borrowed/loaned, and notes payable to banks are carried at contract amount plus accrued interest or at the amount of cash collateral advanced or received, which approximates fair value due to their highly liquid nature and short maturity. The Company's remaining financial instruments are generally short- term in nature and are typically liquidated at their carrying values.

(21)      QUARTERLY INFORMATION (UNAUDITED) (IN THOUSANDS)

                                                 QUARTER
     -------------------------------------------------------------------
     1996                          FIRST     SECOND    THIRD     FOURTH
     -------------------------------------------------------------------
     Total revenues              $143,141   $157,281  $129,087  $141,041
     Income before income taxes    10,637     70,592    11,575    15,028
     Net income                     6,806     42,419     3,510     9,762


                                                 QUARTER
     -------------------------------------------------------------------
     1995                          FIRST     SECOND    THIRD     FOURTH
     -------------------------------------------------------------------
     Total revenues              $125,801   $134,779  $138,704  $143,885
     Income (loss) before income
        taxes                      (5,146)     1,020   (28,504)   10,651
     Net income (loss)             (3,216)       503   (19,379)    6,238





                               * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       On October 3, 1995, upon recommendation by the Board of Directors, the Company appointed Deloitte & Touche LLP as its new independent accountants to replace KPMG Peat Marwick LLP as the Company's certifying independent accountant. During the 24 months preceding such replacement of KPMG Peat Marwick LLP as the auditors, there existed no problems relating to any matter of accounting principles or practices, financial statement disclosures, auditing scope or procedures, or compliance with applicable rules of the Commission, which problems, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused them to make reference to such problems in their reports. In addition, for each of the past two fiscal years, the reports of KPMG Peat Marwick LLP on such financial statements did not include an adverse opinion or a disclaimer of opinion, nor was it qualified as to uncertainties, audit scope, or accounting principles. The opinion for the fiscal year ended December 31, 1993 was modified to reflect the change in accounting for adoption of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes."

       During the fiscal year ended December 31, 1994 and through October 3, 1995, the Company had not consulted with Deloitte and Touche LLP regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or (2) concerning the subject matter of a disagreement with the former auditor, or a reportable event as described in Regulation S-K Item 304 (a)(2).

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors

          The information in the Company's Proxy Statement dated April 4, 1997 for the Annual Meeting of Stockholders to be held on May 6, 1997 ("1997 Proxy") under the headings "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS COMMITTEES" is incorporated herein by reference.

     (b)  Identification of Executive Officers

          The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The executive officers of the Company and their respective positions, ages and backgrounds are as follows:

Name                      Position                                Age
----                      --------                                ---
James R. Boris            Chairman of the Board and Chief         52
                          Executive Officer

Stephen G. McConahey      President and Chief Operating Officer   53

Stanley R. Fallis         Senior Executive Vice President and     56
                          Director of Administration and
                          Operations

David M. Greene           Senior Executive Vice President and     51
                          Director of Client Services

Arthur J. McGivern        Senior Executive Vice President and     49
                          Director of Corporate Development

Janet L. Reali            Senior Executive Vice President,        45
                          General Counsel and Secretary

Thomas R. Reedy           Senior Executive Vice President and     37
                          Director of Capital Markets

John G. Sullivan          Senior Executive Vice President and     51
                          Director of Marketing and Investment
                          Services

Daniel D. Williams        Senior Executive Vice President,        45
                          Treasurer and
                          Chief Financial Officer

Thomas M. Mansheim        Senior Vice President, Controller and   39
                          Chief Accounting Officer

     James R. Boris has been Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1995. Mr. Boris is Chairman of the Board and Chief Executive Officer of EVEREN Securities, and has held such positions since January 1990. From January 1994 until September 1995, he was also an Executive Vice President of Kemper. From January 1990 until September 1995, he served on the board of directors of Kemper Financial Companies, Inc. and the boards of its major subsidiaries.

     Stephen G. McConahey has been President and Chief Operating Officer of the Company since its inception in May 1995, and has been a director since July 1995. Mr. McConahey is President and Chief Operating Officer of EVEREN Securities and has held such positions since January 1994. He was Senior Vice President for Corporate and International Development of Kemper from 1990 through December 1993. He was also Executive Vice President (Corporate and International Development) of Kemper Financial Services, Inc. from 1988 through December 1993 and Senior Vice President of Kemper Financial Companies, Inc. from 1990 through 1993. Mr. McConahey is also a member of the Board of Trustees of AMLI Residential Properties Trust, a publicly-traded real estate investment trust that invests in multi-family properties, and is an independent general partner of Boettcher Venture Capital Partners, L.P.

     Stanley R. Fallis was elected Senior Executive Vice President of the Company in May 1995 and also acts as the Company's Director of Administration and Operations. In April 1995, he was elected Senior Executive Vice President and Chief Administrative Officer of EVEREN Securities. From March 1994 until April 1995, he was Senior Vice President and Director of Strategic Planning of Kemper. He was Senior Executive Vice President, Treasurer and Chief Financial Officer of EVEREN Securities from September 1991 until March 1994, after having been Executive Vice President, Treasurer and Chief Financial Officer from April 1990 until September 1991.

     David M. Greene was elected Senior Executive Vice President of the Company in May 1995 and also acts as the Company's Director of Client Services. Since January 1994 he has been Senior Executive Vice President and Director of Client Services of EVEREN Securities. From October 1992 until January 1994, he was EVEREN Securities' national sales director. From August 1991 to October 1992 he was Regional Director of EVEREN Securities' branch offices in Wisconsin, Iowa, Florida and Minnesota. Prior thereto, he was branch manager of the Madison, Wisconsin branch office of an EVEREN Securities predecessor firm, Blunt Ellis & Loewi Incorporated ("BEL").

     Arthur J. McGivern was elected Senior Executive Vice President and Director of Corporate Development of the Company in February 1996, at which time he was also elected as a director and as Senior Executive Vice President and Director of Corporate Development of EVEREN Securities. From January 1994 to January 1996, he was Senior Vice President and Corporate Counsel of Kemper. Prior to the Company's separation from Kemper in September 1995, Mr. McGivern was a director and officer of a number of the Company's subsidiaries, including the following positions at EVEREN Securities: Executive Vice President from March 1991 to September 1992; Senior Executive Vice President from September 1992 to September 1995; General Counsel from March 1991 to September 1995; Corporate Secretary from March 1991 to December 1993; and a director from March 1991 to September 1995.

     Janet L. Reali was elected Senior Executive Vice President, General Counsel and Secretary of the Company in February 1996 after having been Executive Vice President and Secretary since May 1995. In December 1995 she was elected Senior Executive Vice President, General Counsel and Secretary of EVEREN Securities after having been Executive Vice President, Corporate Counsel and Corporate Secretary since December 1993. She was Senior Vice President and Associate General Counsel of EVEREN Securities from July 1991 to December 1993. Before joining EVEREN Securities, she was a partner in the Chicago law firm of Keck, Mahin & Cate.

     Thomas R. Reedy was elected Senior Executive Vice President of the Company in May 1995 and acts as the Company's Director of Capital Markets. He has been Senior Executive Vice President of EVEREN Securities since December 1993, Executive Vice President from September 1993 to December 1993 and Senior Vice President from January 1991 to September 1993. During these periods, he has held the additional titles of Director of Capital Markets since January 1995, Director of Product Origination from June 1994 to January 1995, Director of Investment Banking from September 1993 to June 1994 and Director of Public Finance from January 1991 to September 1993. He originally joined EVEREN Securities in 1988 as a Senior Vice President of BEL.

     John G. Sullivan was elected Senior Executive Vice President of the Company in February 1996 and also acts as the Company's Director of Marketing and Investment Services. He has been a director and Senior Executive Vice President and Director of Marketing and Investment Services of EVEREN Securities since October 1995. Prior to joining the Company, he worked at Smith Barney Inc. as

Executive Vice President for strategic marketing from July 1995 to October 1995, as Executive Vice President and director of recruiting and development from June 1994 to June 1995 and as Executive Vice President and director of that firm's northwest retail division from 1990 to 1994.

     Daniel D. Williams was elected Senior Executive Vice President, Treasurer and Chief Financial Officer of the Company in May 1995. Since April 1995 he has been Senior Executive Vice President and Chief Financial Officer of EVEREN Securities. From January 1994 to April 1995 he was Executive Vice President and Director of Finance and Administration and from January 1991 to January 1994 he was Senior Vice President and Director of Accounting of EVEREN Securities.

     Thomas M. Mansheim was elected Vice President, Controller and Chief Accounting Officer of the Company in May 1995 and Senior Vice President,
Controller and Chief Accounting Officer as of July 1995.   He is Executive
Vice President of EVEREN Securities after having been Senior Vice President from January 1991 until March 1997. Since January 1994 he has been Director of Accounting of EVEREN Securities.

(c)  Identification of certain significant employees  -  none.

(d)  Family relationships  -  none.

(e)  Business experience  -  See Items 10(a) and 10(b) above.

(f)  Involvement in certain legal proceedings  -  none.

(g)  Promoters and control persons  -  none.

Compliance with Section 16(a) of the Exchange Act

     The information in the 1997 Proxy under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 1997 Proxy under the following captions (including any subcaptions) is incorporated herein by reference:

     COMPENSATION OF DIRECTORS
     COMPENSATION OF EXECUTIVE OFFICERS
     EMPLOYMENT AGREEMENTS
     BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION PERFORMANCE GRAPH
     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1997 Proxy under the caption "PRINCIPAL STOCKHOLDERS" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   (a) Transactions with management and others  -  none.
   (b) Certain business relationships  -  none.
   (c) Indebtedness of management - none
   (d) Transactions with promoters  -  not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1) Financial Statements

      A listing of all financial statements filed as part of this Annual Report on Form 10-K is included in Item 8.

 (a) (2) Financial Statement Schedules

      The following financial statement schedules are filed as part of this annual report on Form
      10-K:
              Schedule                             Page No.
              --------                             --------
      Reports of Independent Auditors                E-1
      Schedule II Valuation and Qualifying Accounts  E-3

 (a) (3) Exhibits

      The exhibits listed on the accompanying Index to Exhibits at pages E-4 through E-6 below are filed as part of this Annual Report on Form 10-K.

 (b)  Reports on Form 8-K

      None

                              POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Stanley R. Fallis, Senior Executive Vice President, and Janet L. Reali, Senior Executive Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable EVEREN Capital Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EVEREN Capital Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. EVEREN CAPITAL CORPORATION

Date:  March 28, 1997            By: /s/James R. Boris
                                     ------------------------------------
                                     James R. Boris
                                     Chairman of the Board, Chief
                                     Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EVEREN Capital Corporation and in the capacities indicated on the 28th day of March 1997.

                                 By: /s/Stephen G. McConahey
                                     ------------------------------------
                                     Stephen G. McConahey
                                     President, Chief Operating
                                     Officer and Director

                                 By: /s/Daniel D. Williams
                                     ------------------------------------
                                     Daniel D. Williams
                                     Senior Executive Vice President
                                     Treasurer and Chief Financial Officer
                                     (Principal financial officer)

                                 By: /s/Thomas M. Mansheim
                                     ------------------------------------
                                     Thomas M. Mansheim
                                     Senior Vice President,
                                     Controller and Chief Accounting Officer

                                 By: /s/William T. Esrey
                                     ------------------------------------
                                     William T. Esrey
                                     Director

                                 By: /s/Jack Kemp
                                     ------------------------------------
                                     Jack Kemp
                                     Director

                                 By: /s/Homer J. Livingston Jr.
                                     ------------------------------------
                                     Homer J. Livingston, Jr.
                                     Director

                                 By: /s/William C. Springer
                                     ------------------------------------
                                     William C. Springer
                                     Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EVEREN Capital Corporation

We have audited the consolidated financial statements of EVEREN Capital Corporation and subsidiaries as of December 31, 1996 and 1995, and for each of the two years in the period ended December 31, 1996, and have issued our report thereon dated February 28, 1997; such consolidated financial statements and report are included in the Annual Report on Form 10-K for the year ended December 31, 1996. Our audits also included the consolidated financial statement schedule, Valuation and Qualifying Accounts, for each of the two years in the period ended December 31, 1996 of EVEREN Capital Corporation and subsidiaries, listed in Item 14 of this report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on such financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Deloitte & Touche LLP


Chicago, Illinois
February 28, 1997

                      INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
EVEREN Capital Corporation

Under the date of May 5, 1995, we reported on the consolidated statements of operations, changes in stockholder's equity, and cash flows of Kemper Securities Holdings, Inc. and subsidiaries (predecessor of EVEREN Capital Corporation and Subsidiaries) for the year ended December 31, 1994, as contained in the Annual Report on Form 10-K for the year ended December 31, 1996. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the year ended December 31, 1994. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                        KPMG Peat Marwick LLP


Chicago, Illinois
May 5, 1995

                                                                  SCHEDULE II



               EVEREN CAPITAL CORPORATION AND SUBSIDIARIES

                    VALUATION AND QUALIFYING ACCOUNTS
              YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (IN THOUSANDS)


    DESCRIPTION                              1996      1995        1994
                                             ----      ----        ----
  Asset valuation reserves:
     Balance at beginning of period        $10,028   $11,797     $12,407
     Additions-provisions for losses           913     1,411         702
     Deductions (1)                          1,759     3,180       1,312
                                           -------   -------     -------
     Balance at end of period              $ 9,182   $10,028     $11,797
                                           =======   =======     =======

-------------------

  (1) These deductions represent the net effect on the valuation reserves of write-downs and recoveries.

                                EXHIBIT INDEX

Exhibit No.       Description                                        Page No.
-----------       -----------                                        --------

    3.1 Amended and Restated Certificate of Incorporation of EVEREN Capital Corporation ("EVEREN"). (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to EVEREN's Registration Statement on Form S-1 (File No. 333-09163) filed with the Securities and Exchange Commission ("Commission") on September 6, 1996 (the "EVEREN S-1")).

    3.2 Restated By-laws of EVEREN. (Incorporated by reference to Exhibit 3.2 of the EVEREN S-1.)

   10.1 Assumption Agreement, dated as of September 13, 1995, between Kemper Corporation and EVEREN Securities, Inc. (Incorporated by reference to Exhibit 10.6 to EVEREN's Current Report on Form 8-K dated September 13, 1995 and filed with the Commission on September 27, 1995 ("Form 8-K")).

   10.2 Employment Agreement, dated as of September 13, 1995, between EVEREN and James R. Boris, as amended effective March 28, 1996. (Incorporated by reference to Exhibit 10.7 to EVEREN's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 ("1995 10-K")).

   10.3 Employment Agreement, dated as of September 13, 1995, between EVEREN and Stephen G. McConahey, as amended effective March 28, 1996. (Incorporated by reference to Exhibit 10.8 to the 1995 10-K).

   10.4 The EVEREN Capital Corporation 401(k) and Employee Stock Ownership Trust. (Incorporated by reference to Exhibit 10.9 to the Form 8-K).

   10.5 The EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan. (Incorporated by reference to
                  Exhibit 10.10 to the Form 8-K).

   10.6 EVEREN Capital Corporation 1995 Stock Plan, dated as of September 13, 1995, as amended. (Incorporated by reference to Exhibits 10.6 and 10.27 to the EVEREN S-1).

   10.7 Form of Indemnification Agreement, between EVEREN and the directors of EVEREN. (Incorporated by reference to Exhibit 10.7 to the EVEREN S-1).

   10.8 Tax Sharing Agreement, dated as of September 13, 1995, between EVEREN and Kemper. (Incorporated by reference to Exhibit 10.13 to the Form 8-K).

   10.9           EVEREN Capital Corporation 1995 Non-employee
                  Directors Plan, as amended. (Incorporated by reference to Exhibit 10.9 to the EVEREN S-1).

Exhibit No.       Description                                        Page No.
-----------       -----------                                        --------

   10.10          Stock Award Agreement, dated as of January 8,
                  1996, by and between EVEREN and William T. Esrey. (Incorporated by reference to Exhibit 10.24 to the 1995 10-K).

   10.11 Stock Award Agreement, dated as of January 8, 1996, by and between EVEREN and Homer J. Livingston, Jr. (Incorporated by reference to Exhibit 10.25 to the 1995 10-K).

   10.12 Stock Award Agreement, dated as of January 8, 1996, by and between EVEREN and William C. Springer.
                   (Incorporated by reference to Exhibit 10.26 to the 1995 10-K).

   10.13 Stock Transfer Restriction Agreement, dated as of January 8, 1996, by and between EVEREN and William
                   T. Esrey.  (Incorporated by reference to Exhibit
                   10.28 to the 1995 10-K).

   10.14 Stock Transfer Restriction Agreement, dated as of January 8, 1996, by and between EVEREN and Homer J. Livingston, Jr. (Incorporated by reference to Exhibit 10.29 to the 1995 10-K).

   10.15 Stock Transfer Restriction Agreement, dated as of January 8, 1996, by and between EVEREN and William
                   C. Springer.  (Incorporated by reference to Exhibit
                   10.30 to the 1995 10-K).

   10.16           Employment Agreement, dated as of February 16,
                   1996, between EVEREN and Stanley R. Fallis.
                   (Incorporated by reference to Exhibit 10.31 to the 1995 10-K).

   10.17           Employment Agreement, dated as of February 22,
                   1996, between EVEREN and David M. Greene.
                   (Incorporated by reference to Exhibit 10.33 to the 1995 10-K).

   10.18           Employment Agreement, dated as of February 15,
                   1996, between EVEREN and Arthur J. McGivern.
                   (Incorporated by reference to Exhibit 10.34 to the 1995 10-K).

   10.19           Employment Agreement, dated as of February 15,
                   1996, between EVEREN and Janet L. Reali.
                   (Incorporated by reference to Exhibit 10.35 to the 1995 10-K).

   10.20           Employment Agreement, dated as of February 16,
                   1996, between EVEREN and Thomas R. Reedy.
                   (Incorporated by reference to Exhibit 10.36 to the 1995 10-K).

   10.21           Employment Agreement, dated as of February 20,
                   1996, between EVEREN and John G. Sullivan.
                   (Incorporated by reference to Exhibit 10.37 to the 1995 10-K).

Exhibit No.       Description                                        Page No.
-----------       -----------                                        --------

   10.22           Employment Agreement, dated as of February 15,
                   1996, between EVEREN and Daniel D. Williams.
                   (Incorporated by reference to Exhibit 10.38 to the 1995 10-K).

   10.23 Joint Venture Agreement dated as of July 25, 1996 among EVEREN, Mentor and certain of their affiliates. (Incorporated by reference to Exhibit
                   10.1 to Form 10-Q dated July 30, 1996 and filed with the Commission on July 30, 1996).

   10.24 Form of Rights Agreement, dated as of _________, 1996, between EVEREN and _______________.
                   (Incorporated by reference to Exhibit 10.26 to the EVEREN S-1).

   10.25           Second Amendment dated February 7, 1997 to
                   Employment Agreement dated September 13, 1995 between James R. Boris and EVEREN.

   10.26           Second Amendment dated February 7, 1997 to
                   Employment Agreement dated September 13, 1995 between Stephen G. McConahey and EVEREN.

   11.0            Statement regarding computation of per share earnings.

   12.0            Statement regarding computation of ratios.

   21.0            Subsidiaries of EVEREN.

   24.0 Power of Attorney - a power of attorney is included above at the signatures page of this Annual Report on Form 10-K.

   27.0            Financial Data Schedule