Form 10-Q
period 1997-03-31
EVEREN CAPITAL CORP
filed 1997-05-13
CIK 945770

                                                             Total # of Pages 29

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997 OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM  ___________
      TO ___________


Commission File Number         1-13940
                       --------------------------------------------------------

                          EVEREN CAPITAL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                               36-4019175
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

         77 West Wacker Drive
          Chicago, Illinois                                           60601
---------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
                                                   -----------------------------

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ------    ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of May 2, 1997:

                   $.01 par value common stock - 17,122,078

                                     INDEX
                                     -----


                                                                            Page

PART I.   Financial Information

Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition -
               March 31, 1997 and December 31, 1996                          3

          Consolidated Statements of Operations - Three
               months ended March 31, 1997 and 1996                          4

          Consolidated Statement of Changes in Stockholders' Equity -
               Three months ended March 31, 1997                             5

          Consolidated Statements of Cash Flows - Three months
               ended March 31, 1997 and 1996                                 6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis -
               Results of Operations
               Liquidity and Capital Resources                               9


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                 23

Item 6.   Exhibits and Reports on Form 8-K                                  24


SIGNATURES                                                                  25

EXHIBIT INDEX                                                               26

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                       (in thousands, except share data)
                                  (Unaudited)

                                                                          March 31,   December 31,
                                                                            1997          1996
               Assets                                                    -----------  ------------
Cash and cash equivalents                                                $   51,622    $   46,592
Cash and securities segregated under
 federal and other regulations                                               15,611        15,778
Receivables from:
 Customers                                                                  783,742       764,405
 Brokers and dealers                                                         25,623        50,807
 Others                                                                      50,365        52,804
Securities borrowed                                                          47,715        50,687
Securities owned, at market                                                 225,981       160,940
Securities purchased under agreements to resell                             378,901       479,313
Investment in mortgage-backed certificates
 available-for-sale, at fair value                                          139,028       144,962
Fixed assets, at cost, net                                                   36,188        36,136
Other assets                                                                 20,753        21,921
                                                                         ----------    ----------
                                                                         $1,775,529    $1,824,345
                                                                         ==========    ==========
          Liabilities and Stockholders' Equity
Liabilities:
Bank loans payable                                                       $  151,000    $  140,000
Payables to:
 Customers                                                                  222,974       259,607
 Brokers and dealers                                                         91,937        24,632
Securities loaned                                                           226,652       189,303
Collateralized mortgage obligations                                         134,688       137,699
Securities sold, not yet purchased, at market                               129,021        89,709
Securities sold under agreements to repurchase                              271,485       466,266
Deferred income taxes                                                         8,240        13,491
Accounts payable, accrued expenses and
 other liabilities                                                          237,799       214,603
                                                                         ----------    ----------
                                                                          1,473,796     1,535,310
                                                                         ----------    ----------
Stockholders' Equity:
Common stock, $.01 par value per share; 40,000,000
 shares authorized, 17,133,635 and 16,611,889 outstanding at
 March 31, 1997 and December 31, 1996, respectively                             175           170
Additional paid-in capital                                                  266,605       255,040
Unrealized loss on available-for-sale securities, net of
 income taxes                                                                (6,310)       (4,381)
Unearned cost of restricted stock                                            (7,031)       (1,576)
Treasury stock, at cost, 361,721 and 354,473 shares at March 31, 1997
 and December 31, 1996, respectively                                         (5,281)       (5,230)
Retained earnings (since January 1, 1996)                                    53,575        45,012
                                                                         ----------    ----------
                                                                            301,733       289,035
                                                                         ----------    ----------
                                                                         $1,775,529    $1,824,395
                                                                         ==========    ==========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                    1997         1996
                                                 -----------  --------
Revenue:
   Commissions                                   $    61,811  $ 57,431
   Principal transactions                             23,273    30,875
   Investment banking                                  9,990    10,442
   Asset management                                   16,098    14,480
   Other                                               8,856    11,722
   Interest                                           18,023    18,191
                                                 -----------  --------
    Total revenue                                    138,051   143,141
    Interest expense                                   6,740     9,254
                                                 -----------  --------
    Net revenue                                      131,311   133,887

Non-interest expenses:
   Compensation and benefits                          78,545    86,725
   Brokerage and clearance                             4,206     2,949
   Communications                                      9,609    10,321
   Occupancy and equipment                             9,935    10,224
   Promotional                                         4,589     3,982
   Other                                               8,206     9,049
                                                 -----------  --------
    Total non-interest expenses                      115,090   123,250
                                                 -----------  --------

   Income before income taxes                         16,221    10,637

   Income tax expense                                  6,119     3,831
                                                 -----------  --------

   Net income                                    $    10,102  $  6,806
                                                 ===========  ========

   Net earnings applicable to common stock       $    10,102
                                                 ===========

   Weighted average common shares outstanding     17,449,174
                                                 ===========

   Net earnings per share                        $       .58
                                                 ===========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                         Unearned
                                            Additional    cost of         Unrealized                     Retained         Total
                                    Common   Paid-In    Restricted    loss on available    Treasury      Earnings     Stockholders'
                                     Stock   Capital       Stock     for sale securities     Stock    (Since 1/1/96)      Equity
                                    ------   -------      -------    -------------------    -------   --------------  -------------
Balances at December 31, 1996       $  170   $255,040     $(1,576)         $(4,381)         $(5,230)      $45,012          $289,035
Issuance of additional common
  stock under equity plans               5     11,553      (5,455)                                                            6,103
Dividend on common stock                                                                                   (1,539)           (1,539)
Dividend reinvestment                              12                                                                            12
Unrealized loss for the period                                              (1,929)                                          (1,929)
Purchase of treasury stock                                                                      (51)                            (51)
Net income                                                                                                 10,102            10,102
                                    ------   --------     -------          -------          -------       -------          --------
Balances at March 31, 1997          $  175   $255,040     $(7,031)         $(6,310)         $(5,281)      $53,575          $301,733
                                    ======   ========     =======          =======          =======       =======          ========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  1997       1996
                                                              ----------  ----------
Cash flows from operating activities:
     Net income                                               $  10,102   $   6,806
     Adjustments to reconcile net income to net cash flows
      from operating activities: --
       Depreciation and amortization                              3,583       3,727
       Deferred income taxes                                     (4,215)       (720)
     Change in assets and liabilities:
       Cash and securities segregated under federal
        and other regulations                                       167      (1,449)
       Receivables from/payables to:
         Customers                                              (55,970)    (76,926)
         Brokers and dealers                                     92,489     (43,887)
         Others                                                   2,439       4,390
       Securities borrowed                                        2,972     (15,894)
       Securities owned                                         (65,041)    (14,320)
       Securities purchased under agreements to resell          100,412     780,629
       Other assets                                               1,112         434
       Securities loaned                                         37,349      41,020
       Securities sold, not yet purchased                        39,312     (23,960)
       Securities sold under agreements to repurchase          (194,781)   (767,200)
       Accounts payable, accrued expenses,
        and other liabilities                                    23,196      59,953
                                                              ---------   ---------
     Net cash flows from operating activities                    (6,874)    (47,397)
                                                              ---------   ---------
Cash flows from investing activities:
     Collections of principal on investments in mortgage-
       backed securities                                          3,152       4,339
     Proceeds from sale of fixed assets                               -       2,120
     Acquisition of fixed assets, net                            (3,335)     (1,644)
                                                              ---------   ---------
     Net cash flows from investing activities                      (183)      4,815
                                                              ---------   ---------
Cash flows from financing activities:
     Dividends paid                                              (1,539)          -
     Proceeds from common stock issuance                          5,808           -
     Proceeds from dividend reinvestment                             12           -
     Amount collected under indemnification agreement                 -       1,406
     Repayment of collateralized mortgage obligations            (3,143)     (4,330)
     Increase in bank loans payable                              11,000      50,500
     Purchase of treasury stock                                     (51)        (23)
                                                              ---------   ---------
     Net cash flows from financing activities                    12,087      47,553
                                                              ---------   ---------
Increase in cash and cash equivalents                             5,030       4,971
Cash and cash equivalents at beginning of the period             46,592      14,585
                                                              ---------   ---------
Cash and cash equivalents at end of the period                $  51,622   $  19,556
                                                              =========   =========

Supplemental disclosure of cash flow information:
     Interest paid                                            $   7,419   $   8,718
                                                              =========   =========
     Income taxes paid                                        $     409   $   6,536
                                                              =========   =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)
                       Three months ended March 31, 1997
--------------------------------------------------------------------------------

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

     Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

     All material intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of results for the entire year.

     Certain reclassifications have been made in the prior period financial statements to conform to the current period presentation.

(2)  Net Capital Rule
     ----------------

     EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing Corp. ("EVEREN Clearing"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. Both EVEREN Securities and EVEREN Clearing operate under the alternative method, as defined, of computing minimum net capital. At March 31, 1997, EVEREN Securities had net capital of approximately $134.8 million which was approximately $133.8 million in excess of its required minimum net capital. At March 31, 1997, EVEREN Clearing had net capital of approximately $67.5 million which was approximately $51.4 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                  (unaudited)
                      Three months ended March 31, 1997
--------------------------------------------------------------------------------

(3)  Commitments And Contingencies
     -----------------------------

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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at March 31, 1997, and subsequently settled, had no material effect on the consolidated financial position of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 1 of this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

        Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, among others, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include those discussed below in "Business Environment."

Business Environment

        The Company's principal business, securities brokerage, is directly affected by many factors, including economic and political conditions, broad trends in business and finance, legislation and regulation affecting the national and international business and financial communities, currency values, inflation, market conditions, the availability and cost of short-term or long-term funding and capital, the credit capacity or perceived creditworthiness of the securities industry in the marketplace and the level and volatility of interest rates. Such factors can lead to volatility in the price levels for securities and illiquid markets.

        Volatile price levels of securities may, among other things result in
(a) reduced volume of securities, options and futures transactions, with a consequent reduction in commission revenues, (b) losses from declines in the market value of securities held in trading, investment and underwriting positions and (c) reduced management fees calculated as a percentage of assets managed. In periods of low volume, levels of profitability are further adversely affected because certain expenses remain relatively fixed. Illiquid markets may result in the Company having difficulty selling securities, hedging its securities positions and investing funds under its management. The Company believes its trading strategy and risk management procedures reduce its exposure to losses resulting from such risks, although there can be no assurance that such losses will not occur or if they do, that they will not be material. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

        Industry market conditions remained generally favorable during the first quarter of 1997. The Company's strong performance in January and February of 1997 subsided in March of 1997 due to a rise in short-term interest rates and investor uncertainty, which prompted a slowdown in the equity markets and the slowing of investment banking transactions.

Equity Participation of Employees

     As of March 31, 1997, the Company's current employees and directors, through the Company's 401(k) and Employee Stock Ownership Plan ("the KSOP") and otherwise, own approximately 75% of the outstanding Common Stock. Management believes that significant employee ownership fosters a culture that encourages strong performance and provides employees the opportunity to participate in the future performance of the Company.

     In the second quarter of 1996, the Company instituted three new employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. In connection with these plans, the Company recognizes additional compensation expense over the respective vesting period equal to the difference between the fair value of the Common Stock issued under each respective plan and cash paid (if any). During the first quarter of 1997, the Company issued approximately 510,000 shares under these equity plans to employees.

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

     Expenses. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes and employee benefits, which are relatively fixed in nature. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes charges for telecommunications, news and market data services, customer statements and depreciation on data processing and telecommunications equipment. Occupancy and equipment expense includes rent and operating expenses for the Company's facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expense includes professional services, litigation expenses, office expenses, dues and assessments, and other miscellaneous expenses.

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:



                                            Three months ended March 31,
                                             1997                1996
                                             ----                ----
Revenue:
  Commissions                                47.1%               42.9%
  Principal transactions                     17.7                23.1
  Investment banking                          7.6                 7.8
  Asset management                           12.3                10.8
  Other                                       6.7                 8.8
  Interest                                   13.7                13.6
                                            -----               -----
  Total revenue                             105.1               107.0
  Interest expense                            5.1                 7.0
                                            -----               -----
  Net revenue                               100.0               100.0
                                            -----               -----

Non-interest expenses:
  Compensation and benefits                  59.8                64.8
  Brokerage and clearance                     3.2                 2.2
  Communications                              7.3                 7.7
  Occupancy and equipment                     7.6                 7.6
  Promotional                                 3.5                 3.0
  Other                                       6.2                 6.8
                                            -----                ----
  Total non-interest expenses                87.6                92.1

Income before income taxes                   12.4                 7.9

Income tax provision                          4.7                 2.9
                                            -----               -----

Net income                                    7.7%                5.0%
                                            =====               =====

------------------

Three months ended March 31, 1997 compared to the three months ended March 31, 1996

     The Company experienced strong operating results for the quarter ended March 31, 1997 when compared to the first quarter of 1996. One of the Company's strategic initiatives is to focus on its core businesses. This focus resulted in the sale of the Company's data-processing and quote service subsidiary, Beta Systems, Inc. ("BETA"), in the second quarter of 1996; and the departure from both the unit investment trust origination business and portions of the municipal institutional sales and trading business in the fourth quarter of 1996. As a result, while revenues are slightly lower in the first quarter of 1997 than in the comparable period of 1996, revenues from the Company's ongoing core businesses increased. Non-interest expenses have declined in most areas, as well as overall, as a percentage of net revenues. Net income has improved significantly in the first quarter of 1997 when compared to the first quarter of 1996. Management attributes these results to several factors. First, favorable conditions prevailed in the equity markets for most of the first quarter of 1997, reflecting continued investor optimism concerning inflation and interest rate stability. Second, this period reflects the continued benefits of ownership resolution, which, in management's opinion, has enhanced employee morale, focus and productivity, and has allowed management to concentrate on achieving its key strategic initiatives. Finally, the continued emphasis on cost containment has contributed to the strong operating results.

     Total revenue decreased $5.0 million or 4% to $138.1 million for the three months ended March 31, 1997 from $143.1 million for the three months ended March 31, 1996. Net revenues decreased $2.6 million or 2% to $131.3 million for the three months ended March 31, 1997 from $133.9 million for the three months ended March 31, 1996. As previously noted, the Company sold or exited certain non-strategic businesses in 1996. Excluding the revenues from these businesses, total revenues for the first quarter of 1997 increased $5.0 million to $138.1 million from $133.1 million in 1996, and net revenues for the first quarter of 1997 increased by approximately $6.7 million or 5% over the same period of 1996.

     Commission revenue increased $4.4 million or 8% to $61.8 million for the three months ended March 31, 1997 from $57.4 million for the three months ended March 31, 1996 due to increased business in both the retail and institutional areas, consistent with the continued growth in listed share volume on most major domestic equity exchanges in the first quarter of 1997.

     Principal transactions revenue decreased $7.6 million or 25% to $23.3 million for the three months ended March 31, 1997 from $30.9 million for the three months ended March 31, 1996. Excluding principal transactions revenue attributable to the municipal sales and trading area in the first quarter of 1996, principal transactions revenue decreased $5.4 million or 19% in the first quarter of 1997. Increased volatility in the equity markets in the latter part of the first quarter of 1997 depressed trading profits and transaction volume.

     Investment banking revenue decreased $.5 million or 4% to $10.0 million for the three months ended March 31, 1997 from $10.5 million for the three months ended March 31, 1996. Excluding investment banking revenue of $2.3 million generated from the aforementioned exited businesses in the first quarter of 1996, investment banking revenues increased $1.8 million or 22% for the first quarter of 1997. This increase is the result of the Company's focus on developing corporate finance transactions in several targeted industry sectors.

     Asset management revenue increased $1.6 million or 11% to $16.1 million for the three months ended March 31, 1997 from $14.5 million for the three months ended March 31, 1996 due primarily to increased managed account fees and increased 12b-1 distribution fees.

     Other income decreased $2.9 million or 24% to $8.8 million for the three months ended March 31, 1997 from $11.7 million for the three months ended March 31, 1996. This resulted primarily from the sale of BETA in the second quarter of 1996. Excluding revenues attributable to BETA, other income increased $1.5 million or 19% for the first quarter of 1997 when compared to the first quarter of 1996. This increase is due in part to earnings from its joint venture with Mentor Investment Group, Inc. ("Mentor") in the first quarter of 1997.

     Interest and dividend income remained constant for the three months ended March 31, 1997 when compared to the corresponding period in 1996. Net interest increased $2.3 million or 26% to $11.3 million for the three months ended March 31, 1997 from $9.0 million for the three months ended March 31, 1996. The decline in interest expense of $2.5 million or 27% to $6.7 million for the three months ended March 31, 1997 from $9.2 million for the three months ended March 31, 1996 was the result of the elimination of the long-term debt incurred in connection with the Company's separation from Kemper ("the Buy-Out") in September, 1995 and reduced bank borrowings in the current period.

     Total non-interest expenses decreased $8.2 million or 7% to $115.1 million for the three months ended March 31, 1997 from $123.3 million for the three months ended March 31, 1996. When analyzing non-interest expenses for the quarters ended March 31, 1997 and 1996, the sale of BETA has had the effect of decreasing most expense categories. Concurrent with the sale of BETA, the Company entered into new service agreements with BETA, whereby BETA operating costs previously included in the various consolidated operating expense categories are now limited to amounts due under such agreements and included in brokerage and clearance expense.

     Compensation and benefits expense decreased $8.2 million or 9% to $78.5 million for the three months ended March 31, 1997 from $86.7 million for the three months ended March 31, 1996. This decrease is the result of several factors, including the sale of BETA as mentioned above, the elimination of certain compensation costs related to the release of unearned KSOP shares and the payoff of the related loans, and the continued management focus on controlling overall compensation expense as a percentage of net revenues.

     Brokerage and clearance expense increased $1.3 million or 43% to $4.2 million for the three months ended March 31, 1997 from $2.9 million for the three months ended March 31, 1996. The increase is due in part to the sale of BETA and the new service agreements described above. This increase was also related to the increased transaction volume in the current period and was consistent with the increase in transactional revenue in 1997 over 1996.

     Communications expense decreased $.7 million or 7% to $9.6 million for the three months ended March 31, 1997 from $10.3 million for the three months ended March 31, 1996, primarily due to decreased electronic data processing costs in 1997 resulting from the sale of BETA.

     All other operating expenses decreased $.5 million or 2% to $22.7 million for the three months ended March 31, 1997 from $23.2 million for the three months ended March 31, 1996, primarily due to the continued focus on cost containment within the Company. All other operating expenses as a percentage of net revenues remained constant for the three months ended March 31, 1997 when compared to the three months ended March 31, 1996. Specifically, when comparing the three months ended March 31, 1997 and 1996, occupancy and equipment expense decreased $.3 million or 3%; promotional expense increased $.6 million or 15%; and other expenses decreased $.8 million or 9%. The increase in promotional expense was due primarily to a new advertising campaign initiated in 1997 and the promotion of the Mentor products.

     The Company's income tax expense for the three months ended March 31, 1997 was $6.1 million, which represented an effective tax rate on income before taxes of 37.7%, compared to a $3.8 million or a 36% effective tax rate for the three months ended March 31, 1996.

     Net income increased $3.3 million to $10.1 million for the three months ended March 31, 1997 from $6.8 million for the three months ended March 31, 1996.

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

                                                        Three months ended
                                                        ------------------

                              3/31/97   12/31/96   9/30/96        6/30/96     3/31/96      12/31/95    9/30/95       6/30/95
                             --------   --------   -------        -------     --------     ---------   --------      -------
                                                     (dollars in thousands, except per share data)

Revenue:
 Commissions                 $ 61,811  $ 57,348   $ 50,741       $ 60,277     $ 57,431     $ 49,591   $ 51,188      $ 47,189
 Principal transactions        23,273    23,557     26,389         34,469       30,875       30,863     33,670        30,180
 Investment banking             9,990    17,229     11,677         16,540       10,442       15,520      8,220        11,807
 Asset management              16,098    14,804     14,776         13,231       14,480       13,907     13,636        13,031
 Other                          8,856     9,775      7,234         13,486       11,722       14,552     11,493        12,112
 Interest                      18,023    18,328     18,270         19,278       18,191       19,452     20,497        20,460
                             --------  --------   --------       --------     --------     --------   --------      --------
 Total revenue                138,051   141,041    129,087        157,281      143,141      143,885    138,704       134,779
 Interest expense               6,740     6,850      8,613          9,203        9,254       12,567     12,942        13,368
                             --------  --------   --------       --------     --------     --------   --------      --------
 Net revenue                  131,311   134,191    120,474        148,078      133,887      131,318    125,762       121,411
Non-interest expenses:
 Compensation and
  benefits                     78,545    80,170     75,601         88,893       86,725       83,101     98,378 (3)    80,193
 Brokerage and clearance        4,206     3,937      3,773          3,899        2,949        2,590      3,329         2,729
 Communications                 9,609     9,495      8,883          9,567       10,321       10,305     10,085        10,703
 Occupancy and equipment        9,935     9,200      9,676         10,052       10,224       10,714     21,687 (3)    10,929
 Promotional                    4,589     5,167      4,326          4,375        3,982        3,453      3,568         3,269
 Other                          8,206    11,194      6,640         10,881        9,049       10,504     17,219 (3)    12,568
                             --------  --------   --------       --------     --------     --------   --------      --------
 Total non-interest
  expenses                    115,090   119,163    108,899        127,667      123,250      120,667    154,266       120,391
 Gain on sale of subsidiary         -         -          -         50,181 (2)        -            -          -             -
                             --------  --------   --------       --------     --------     --------   --------      --------

Income (loss) before
 income taxes
 and extraordinary charge      16,221    15,028     11,575         70,592       10,637       10,651    (28,504)        1,020

Income tax provision (benefit)  6,119     5,266      5,165         28,173        3,831        4,413     (9,125)          517
                             --------  --------   --------       --------     --------     --------   --------      --------
Income (loss) before
 extraordinary charge          10,102      9,762     6,410         42,419        6,806        6,238    (19,379)          503

Extraordinary charge, net
 of  income taxes of $1,561         -          -    (2,900) (1)         -            -            -          -             -
                             --------  --------   --------       --------     --------     --------   --------      --------
Net income (loss)            $ 10,102  $   9,762   $ 3,510  (1)  $ 42,419 (2) $  6,806     $  6,238   $(19,379) (3) $    503
                             ========  =========   =======       ========      =======     ========   ========      ========

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

                                                                          Three months ended
                                     ---------------------------------------------------------------------------------------------
                                     3/31/97     12/31/96     9/30/96     6/30/96     3/31/96     12/31/95     9/30/95     6/30/95
                                     -------     --------     -------     -------     -------     --------     -------     -------
Revenue:
    Commissions                        47.1%       42.7%        42.1%       40.7%       42.9%       37.8%        40.7%       38.9%
    Principal transactions             17.7        17.6         21.9        23.3        23.1        23.5         26.8        24.9
    Investment banking                  7.6        12.8          9.7        11.2         7.8        11.8          6.5         9.7
    Asset management                   12.3        11.0         12.3         8.9        10.8        10.6         10.8        10.7
    Other                               6.7         7.3          6.0         9.1         8.8        11.1          9.1        10.0
    Interest                           13.7        13.7         15.2        13.0        13.6        14.8         16.3        16.9
                                      -----       -----        -----       -----       -----       -----        -----       -----
    Total revenue                     105.1       105.1        107.2       106.2       107.0       109.6        110.2       111.1
    Interest expense                    5.1         5.1          7.2         6.2         7.0         9.6         10.2        11.1
                                      -----       -----        -----       -----       -----       -----        -----       -----
    Net revenue                       100.0       100.0        100.0       100.0       100.0       100.0        100.0       100.0
                                      -----       -----        -----       -----       -----       -----        -----       -----
Non-interest expenses:
    Compensation and benefits          59.8        59.7         62.8        60.0        64.8        63.3         78.2(3)     66.1
    Brokerage and clearance             3.2         2.9          3.1         2.6         2.2         2.0          2.6         2.2
    Communications                      7.3         7.1          7.4         6.5         7.7         7.8          8.0         8.8
    Occupancy and equipment             7.6         6.9          8.0         6.8         7.6         8.2         17.2(3)      9.0
    Promotional                         3.5         3.9          3.6         3.0         3.0         2.6          2.8         2.7
    Other                               6.2         8.3          5.5         7.3         6.8         8.0         13.7(3)     10.4
                                      -----       -----        -----       -----       -----       -----        -----       -----
    Total non-interest expenses        87.6        88.8         90.4        86.2        92.1        91.9        122.5        99.2
    Gain on sale of subsidiary            -           -            -        33.9(2)        -           -            -           -
                                      -----       -----        -----       -----       -----       -----        -----       -----
Income (loss) before income
  taxes and extraordinary charge       12.4        11.2          9.6        47.7         7.9         8.1        (22.5)        0.8

Income tax provision (benefit)          4.7         3.9          4.3        19.0         2.9         3.4         (7.3)        0.4
                                      -----       -----        -----       -----       -----       -----        -----       -----
Income (loss) before
  extraordinary charge                  7.7         7.3          5.3        28.7         5.0         4.7        (15.2)        0.4
                                      -----       -----        -----       -----       -----       -----        -----       -----
Extraordinary charge, net of
  income taxes                            -           -         (2.4)(1)       -           -           -            -           -
                                      -----       -----        -----       -----       -----       -----        -----       -----
Net income (loss)                       7.7%        7.3%         2.9%(1)    28.7%(2)     5.0%        4.7%       (15.2)%(3)    0.4%
                                      =====       =====        =====       =====       =====       =====        =====       =====

------------
(1) Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.

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

     The generally upward trend in the Company's net revenues for the eight quarterly periods ended March 31, 1997 reflects generally favorable retail brokerage industry market conditions and relative stability in the fixed income markets, combined with ownership certainty. Revenues in the third quarter of 1996 were adversely effected by the market volatility and decreased transactional volume seen throughout the industry.

     Net revenues during this eight-quarter period follow the same positive trend, with the Company realizing the benefit of declining non-customer/dealer related interest expense as a result of the elimination of certain long-term debt owed to Kemper and the accelerated repayment of the KSOP loans.

     While in absolute dollar amounts, non-interest expenses have remained constant during the eight periods (excluding the third quarter 1995 non-recurring charges of $33.3 million pre-tax discussed previously), such absolute dollar increases are generally attributable to compensation and benefits expense and brokerage and clearance expense, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have trended downward during such periods, which management believes to be a result of the Company's focus on cost containment.

     Net income (both in absolute dollar amounts and as a percentage of net revenues) also reflects a positive trend during this eight-quarter period, with the exception of the third quarter of 1995 which includes the $22.0 million (after-tax) of non-recurring charges discussed previously.

LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable laws or regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 2 of Notes to Consolidated Financial Statements contained in Item 1 of this report.

     Since becoming a publicly-traded company in the fourth quarter of 1996, the Company, with approval from its Board of Directors, has paid a quarterly dividend of $.09 per share on the outstanding shares of Common Stock.

     The Company believes that its current level of equity capital, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, Inc. and EVEREN Clearing Corp., the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at both March 31, 1997 and December 31, 1996, were approximately $1.8 billion.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, through payables to customers, brokers and dealers, and through securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At March 31, 1997, the Subsidiaries had approximately $600 million in uncommitted credit lines with several banks.

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

Three months ended March 31, 1997 and 1996

     Cash and cash equivalents at March 31, 1997 and 1996 totaled $51.6 million and $19.6 million, respectively, reflecting increases of $5.0 million and $5.0 million, respectively.

     For the three months ended March 31, 1997 and 1996, cash used by operating activities was generated primarily in financing activities through an increase in bank loans payable.

     Net cash used by operating activities totaled $6.9 million and $47.4 million in 1997 and 1996, respectively. In 1997, changes in securities owned and securities sold not yet purchased of $25.7 million and securities purchased under agreements to resell and repurchase of $94.4 million used cash. These uses were partially offset by a $38.9 million use of funds related to the net change in receivables from and payables to customers, broker-dealers and others and changes in securities borrowed and loaned of $40.3 million. In 1996, there were changes in securities borrowed and loaned of $25.1 million and changes in other assets and other liabilities of $60.4 million which generated cash. These sources were partially offset by a $38.3 million increase in securities owned and securities sold not yet purchased and a $116.4 million use of funds related to the net change in receivables from and payables to customers, broker-dealers, affiliates and others.

     In 1997, net cash used in investing activities of $.2 million is the result of collections of principal on investments in mortgage-backed securities of $3.1 million offset by a net increase of $3.3 million of fixed assets. In 1996 cash provided from investing activities of $4.8 million resulted primarily from the $2.1 million of net cash flows from the sale of fixed assets and principal collections on investments in mortgage-backed securities of $4.3 million, which were offset by $1.6 million of fixed asset purchases.

     In 1997, net cash flows from financing activities amounted to $12.1 million, the net result of an $11 million increase in bank loans, $5.8 million of proceeds from the issuance of common stock, payment of dividends of $1.5 million and the repayment of collateralized mortgage obligations of $3.1 million. In 1996 the Company's financing activities provided $47.6 million of net cash flows, the net result of a $50.5 million increase in bank loans and $4.3 million of repayments of collateralized mortgage obligations.

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

     At March 31, 1997 and December 31, 1996, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

OWNED                                   3/31/97  12/31/96
-----                                  --------  --------
Obligations of the U.S. Government
  or its agencies                      $108,894  $ 83,083
State and municipal obligations          26,553    10,354
Corporate debt obligations               75,693    58,115
Corporate stocks and warrants            13,028     8,459
Other                                     1,813       929
                                       --------  --------
                                       $225,981  $160,940
                                       ========  ========

SOLD, NOT YET PURCHASED
-----------------------

Obligations of the U.S. Government
  or its agencies                      $109,118  $ 68,713
State and municipal obligations             470       657
Corporate debt obligations               12,394     8,461
Corporate stocks and warrants             6,388    11,372
Other                                       651       506
                                       --------  --------
                                       $129,021  $ 89,709
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

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

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

     Following are descriptions of certain changes in the status of the lawsuits previously disclosed in the Company's annual report on Form 10-K.

     Estate of Braunstein, et al. v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. EVEREN Securities was named as a defendant, together with ten other broker-dealers, in a purported class action lawsuit filed in the Supreme Court of the State of New York, County of New York, in May 1994. Plaintiffs purported to state claims individually and on behalf of a class of all individuals or entities who had accounts with one or more of the defendants in which they had free credit balances from which the defendants derived economic benefit for which they had not accounted to the plaintiffs. The complaint purported to assert causes of action for breach of fiduciary duty and unjust enrichment. Plaintiffs sought compensatory damages, the imposition of a constructive trust, an injunction to require the payment of interest on free credit balances, costs and attorneys' fees. In September 1996, the court denied without prejudice plaintiffs' motion for class certification. On April 22, 1997, the denial of defendants' motion to dismiss plaintiffs' amended complaint was reversed by the appellate court, and the amended complaint was dismissed in its entirety.

     EVEREN Clearing v. A.T. Brod & Company, Inc. ("Brod"), et al. EVEREN Clearing initiated this New York Stock Exchange arbitration proceeding seeking to recover from Brod, a failed correspondent clearing firm, and two of its principals approximately $5.3 million in losses primarily resulting from unsatisfied margin calls and other losses incurred as a result of Brod's failure. Brod and its principals asserted various defenses to EVEREN Clearing's claims, and Brod and one of the principals filed counterclaims in which they sought to recover approximately $25.7 million in alleged damages as the result of EVEREN Clearing's termination of its clearing agreement with Brod. On March 24, 1997, an arbitration panel rendered a decision in favor of EVEREN Clearing finding the respondents jointly and severally liable to EVEREN Clearing in the amount of $3.8 million.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             11   Statement regarding computation of per share earnings
             27   Financial Data Schedule

        (b)  Reports on Form 8-K
             No reports on Form 8-K have been filed by the Registrant during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EVEREN CAPITAL CORPORATION



Date: May 14, 1997            By:   /s/Daniel D. Williams
                                    ---------------------
                                    Daniel D. Williams
                                    Senior Executive Vice President
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial Officer)



                              By:   /s/Thomas M. Mansheim
                                    ---------------------
                                    Thomas M. Mansheim
                                    Executive Vice President
                                    Controller and Chief Accounting

                                 EXHIBIT INDEX


  Exhibit No. Description                                            Page No.
  ----------- -----------                                            --------

  11          Statement regarding computation of per share earnings

  27          Financial Data Schedule

                                                                      EXHIBIT 11

                          EVEREN CAPITAL CORPORATION
                  PRO FORMA COMPUTATION OF EARNINGS PER SHARE
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                  Three months ended March 31

                                                             1996
                                                         -----------
Net income reported                                      $     6,806
                                                         ===========

Net income applicable to common shares                   $     6,806
                                                         ===========

Pro Forma Weighted Average Common Shares
   Outstanding:                                           16,561,298
                                                         ===========

Pro Forma net income per share of common stock           $       .41
                                                         ===========
