Form 10-Q
period 1997-06-30
EVEREN CAPITAL CORP
filed 1997-08-13
CIK 945770

                                                            Total # of Pages 137

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1997 OR
                                                            -------------

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO _____________

Commission File Number         1-13940
                          ------------------------------------------------------

                          EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


        DELAWARE                                                 36-4019175
-------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

77 West Wacker Drive
   Chicago, Illinois                                                60601
-----------------------------------------                    -------------------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
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

Yes   X    No ____
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of July 31, 1997:

          $.01 par value common stock - 17,093,271

                                     INDEX
                                     -----

                                                                            Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition -
               June 30, 1997 and December 31, 1996                           3

          Consolidated Statements of Operations - Three and six
               months ended June 30, 1997 and 1996                           4

          Consolidated Statement of Changes in Stockholders' Equity -
               Six months ended June 30, 1997                                5

          Consolidated Statements of Cash Flows -Six months
               ended June 30, 1997 and 1996                                  6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis -
               Results of Operations
               Liquidity and Capital Resources                               9


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               22

Item 6.   Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                  24

EXHIBIT INDEX                                                               25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                  (unaudited)
                       (in thousands, except share data)

                                                                      June 30,         December 31,
          ASSETS                                                        1997               1996
                                                                    -----------       -------------
Cash and cash equivalents                                            $   44,441        $     46,592
Cash and securities segregated under
 federal and other regulations                                           15,648              15,778
Receivables from:
 Customers                                                              790,423             764,405
 Brokers and dealers                                                     24,934              50,807
 Others                                                                  46,733              52,804
Securities borrowed                                                      55,522              50,687
Securities owned, at market                                             193,683             160,940
Securities purchased under agreements to resell                         483,075             479,313
Investment in mortgage-backed certificates
 available-for-sale, at fair value                                      138,060             144,962
Fixed assets, at cost, net                                               37,932              36,136
Other assets                                                             26,070              21,921
                                                                     ----------          ----------
                                                                     $1,856,521          $1,824,345
                                                                     ==========          ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank loans payable                                                   $  163,000          $  140,000
Payables to:
 Customers                                                              212,384             259,607
 Brokers and dealers                                                     43,860              24,632
Securities loaned                                                       230,456             189,303
Collateralized mortgage obligations                                     130,751             137,699
Securities sold, not yet purchased, at market                           115,822              89,709
Securities sold under agreements to repurchase                          420,272             466,266
Deferred income taxes                                                     7,283              13,491
Accounts payable, accrued expenses and
 other liabilities                                                      220,219             214,603
                                                                     ----------          ----------
                                                                      1,544,047           1,535,310
                                                                     ==========          ==========
Stockholders' Equity:
Common stock, $.01 par value per share; 40,000,000
 shares authorized, 17,087,365 and 16,611,889 outstanding at
 June 30, 1997 and December 31, 1996, respectively                          175                 170
Additional paid-in capital                                              267,275             255,040
Unrealized loss on available-for-sale securities, net of
 income taxes                                                            (4,420)             (4,381)
Unearned cost of restricted stock                                        (6,144)             (1,576)
Treasury stock, at cost, 426,420 and 354,473 shares at June 30,                                1997
 and December 31, 1996, respectively                                     (7,243)             (5,230)
Retained earnings (since January 1, 1996)                                62,831              45,012
                                                                     ----------          ----------
                                                                        312,474             289,035
                                                                     ----------          ----------
                                                                     $1,856,521          $1,824,395
                                                                     ==========          ==========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Operations
               Three and six months ended June 30, 1997 and 1996
                                  (unaudited)
                (in thousands, except share and per share data)

                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                   -------------------       -----------------
                                   1997         1996       1997        1996
                                   ----         ----       ----        ----
Revenue:
 Commissions                      $61,901      $60,277    $123,712   $ 117,709
 Principal transactions            24,656       34,469      47,929      65,345
 Investment banking                15,514       16,540      25,504      26,983
 Asset management                  16,267       13,231      32,365      27,712
 Other                              8,371       13,486      17,228      25,209
 Interest                          18,195       19,278      36,217      37,469
                                  -------      -------     -------     -------
   Total revenue                  144,904      157,281     282,955     300,427
   Interest expense                 6,728        9,203      13,468      18,457
                                  -------      -------     -------     -------
   Net revenue                    138,176      148,078     269,487     281,970

Non-interest expenses:
 Compensation and benefits         80,267       88,893     158,812     175,619
 Brokerage and clearance            4,043        3,899       8,249       6,849
 Communications                    10,350        9,567      19,960      19,888
 Occupancy and equipment           10,006       10,052      19,941      20,276
 Promotional                        5,461        4,375      10,050       8,357
 Other                             10,789       10,881      18,995      19,930
                                  -------      -------     -------     -------
   Total non-interest expenses    120,916      127,667     236,007     250,919
 Gain on sale of subsidiary             -       50,181           -      50,181
                                  -------      -------     -------     -------

 Income before income taxes        17,260       70,592      33,480      81,232

 Income tax expense                 6,445       28,173      12,564      32,007
                                  -------      -------     -------     -------

 Net income                      $ 10,815     $ 42,419    $ 20,916   $  49,225
                                  =======      =======     =======     =======

 Net earnings applicable to
  common stock                   $ 10,815                 $ 20,916
                                  =======                  =======

 Weighted average common
  shares outstanding           18,105,212               17,939,835
                               ==========               ==========

 Net earnings per share          $    .60                 $   1.17
                                  =======                  =======

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                        Six months ended June 30, 1997
                                  (unaudited)
                                (in thousands)

                                                                               Unearned

                                            Additional       Unrealized         cost of                  Retained         Total

                                             Paid-In     loss on available    Restricted   Treasury      Earnings     Stockholders'

                              Common Stock   Capital    for sale securities      Stock       Stock    (Since 1/1/96)      Equity

                              ------------  ----------  --------------------  -----------  ---------  --------------  -------------

Balances at December 31, 1996     $170       $255,040        $(4,381)           $(1,576)    $(5,230)      $45,012        $289,035
Issuance of additional common
 stock under equity plans            5         12,235                            (4,568)                                    7,672
Dividend on common stock                                                                                   (3,097)         (3,097)
Unrealized loss for the period                                   (39)                                                         (39)
Purchase of treasury stock                                                                   (2,013)                       (2,013)
Net income                                                                                                 20,916          20,916
                                ------     ----------      ---------          ---------   ---------    ----------      ----------

Balances at June 30, 1997         $175       $267,275        $(4,420)           $(6,144)    $(7,243)      $62,831        $312,474
                                ======     ==========      =========          =========   =========    ==========      ==========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1997 and 1996
                                  (unaudited)
                                (in thousands)

                                                                          1997        1996
                                                                          ----        ----
Cash flows from operating activities:
  Net income                                                            $ 20,916   $  49,225
  Adjustments to reconcile net income to net cash flows
    from operating activities:
     Gain on sale of subsidiary                                                -     (50,181)
     Release of KSOP shares                                                    -       7,368
  Depreciation and amortization                                            7,560       6,994
  Deferred income taxes                                                   (6,187)      1,414
  Change in assets and liabilities:
     Cash and securities segregated under federal
     and other regulations                                                   130        (583)
     Receivables from/payables to:
      Customers                                                          (73,241)   (121,720)
      Brokers and dealers                                                 45,101      31,217
      Others                                                               6,071      (2,957)
     Securities borrowed                                                  (4,835)    (29,321)
     Securities owned                                                    (32,743)    (39,917)
     Securities purchased under agreements to resell                      (3,762)    926,075
     Other assets                                                         (4,180)        383
     Securities loaned                                                    41,153     143,727
     Securities sold, not yet purchased                                   26,113     (14,575)
     Securities sold under agreements to repurchase                      (45,994)   (893,357)
     Accounts payable, accrued expenses,
      and other liabilities                                                5,616      13,909
                                                                        --------   ---------
  Net cash flows from operating activities                               (18,282)     27,701
                                                                        --------   ---------
Cash flows from investing activities:
  Net proceeds from sale of subsidiary                                         -      59,346
  Purchase of investments in mortgage-backed securities                        -      (9,505)
  Collections of principal on investments in mortgage-
    backed securities                                                      7,208       9,665
  Proceeds from sale of fixed assets                                           -       2,120
  Acquisition of fixed assets, net                                        (8,506)     (3,998)
                                                                        --------   ---------
  Net cash flows from investing activities                                (1,298)     57,628
                                                                        --------   ---------
Cash flows from financing activities
  Release of shares related to KSOP loan                                       -       9,264
  Proceeds from the issuance of collateralized mortgaged obligations           -       9,422
  Dividends paid on exchangeable preferred stock                               -      (1,084)
  Dividends paid on common stock                                          (3,097)          -
  Proceeds from common stock issuance                                      6,751       4,183
  Amount collected under indemnification agreement                             -       9,061
  Repayment of collateralized mortgage obligations                        (7,212)     (9,577)
  Increase (decrease) in bank loans payable                               23,000     (77,800)
  Purchase of treasury stock                                              (2,013)       (188)
                                                                        --------   ---------
  Net cash flows from financing activities                                17,429     (56,719)
                                                                        --------   ---------
Increase (decrease) in cash and cash equivalents                          (2,151)     28,610
Cash and cash equivalents at beginning of the period                      46,592      14,585
                                                                        --------   ---------
Cash and cash equivalents at end of the period                          $ 44,441   $  43,195
                                                                        ========   =========
Supplemental disclosure of cash flow information:
   Interest paid                                                        $ 16,579   $  17,978
                                                                        ========   =========
   Income taxes paid                                                    $ 14,317   $  14,510
                                                                        ========   =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                        Six months ended June 30, 1997
                                  (unaudited)
--------------------------------------------------------------------------------

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

(2)  NET CAPITAL RULE
     ----------------

     EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing Corp. ("EVEREN Clearing"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. Both EVEREN Securities and EVEREN Clearing operate under the alternative method, as defined, of computing minimum net capital. At June 30, 1997, EVEREN Securities had net capital of approximately $133.9 million which was approximately $132.9 million in excess of its required minimum net capital. At June 30, 1997, EVEREN Clearing had net capital of approximately $67.1 million which was approximately $50.8 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                        Six months ended June 30, 1997
                                  (unaudited)
--------------------------------------------------------------------------------

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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at June 30, 1997, and subsequently settled, had no material effect on the consolidated financial position of the Company

     On July 11, 1997 the Company entered into a $50 million committed revolving credit facility with two banks. The term of the agreement is for two years, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are paid quarterly at a rate per annum of .25% on the average daily unused balance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in Item 1 of this report. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21F of the Securities Exchange Act of 1934, as amended.. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans for future operations, financing needs or plans, and plans relating to products or services of the Company, as well as assumptions relating to the foregoing.

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

     Industry market conditions remained generally favorable during the first six months of 1997. The stock market experienced a modest slowdown in March and April of 1997, due to a rise in short-term interest rates and some investor uncertainty; however activity returned to more favorable levels in May and June of 1997.

EQUITY PARTICIPATION OF EMPLOYEES

     As of June 30, 1997, the Company's employees and directors, through the Company's 401(k) and Employee Stock Ownership Plan ("the KSOP") and otherwise, own in excess of 70% of the outstanding Common Stock. Management believes that significant employee ownership fosters a culture that encourages strong performance and provides employees the opportunity to participate in the future performance of the Company.

     In the second quarter of 1996, the Company instituted three employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. In connection with these plans, the Company recognizes additional compensation expense over the respective vesting periods equal to the difference between the fair value of the Common Stock issued under each respective plan and cash paid (if any). During the first half of 1997, the Company issued approximately 545,000 restricted shares under these equity plans to employees.

COMPONENTS OF REVENUE AND EXPENSES

     Revenue.  Commissions include revenue generated by executing listed and
     -------
over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees. Other revenue includes transaction and account fees, correspondent clearing and execution income and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers and collateralized mortgage obligations.

     Expenses.  Compensation and benefits expense includes sales, trading and
     --------
incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes and employee benefits, which are relatively fixed in nature. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes charges for telecommunications, news and market data services, customer statements and depreciation on data processing and telecommunications equipment. Occupancy and equipment expense includes rent and operating expenses for the Company's facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expense includes professional services, litigation expenses, office expenses, dues and assessments, and other miscellaneous expenses.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                   Three months ended      Six months ended
                                        June 30,               June 30,
                                    1997        1996        1997       1996
                                    ----        ----        ----       ----
Revenue:
 Commissions                         44.8%      40.7%        45.9%      41.7%
 Principal transactions              17.8       23.3         17.8       23.2
 Investment banking                  11.2       11.2          9.5        9.6
 Asset management                    11.8        8.9         12.0        9.8
 Other                                6.1        9.1          6.4        9.0
 Interest                            13.2       13.0         13.4       13.3
                                    -----      -----        -----      -----
 Total revenue                      104.9      106.2        105.0      106.6
 Interest expense                     4.9        6.2          5.0        6.6
                                    -----      -----        -----      -----
 Net revenue                        100.0      100.0        100.0      100.0
                                    -----      -----        -----      -----

Non-interest expenses:
 Compensation and benefits           58.1       60.0         58.9       62.3
 Brokerage and clearance              2.9        2.6          3.0        2.4
 Communications                       7.5        6.5          7.4        7.1
 Occupancy and equipment              7.2        6.8          7.4        7.2
 Promotional                          4.0        3.0          3.7        3.0
 Other                                7.8        7.3          7.1        7.1
                                    -----      -----        -----      -----
 Total non-interest expenses         87.5       86.2         87.5       89.1

 Gain on sale of subsidiary             -       33.9/(1)/       -       17.8
                                    -----      -----        -----     ------

Income before taxes                  12.5       47.7         12.5       28.7

Income tax provision                  4.7       19.0          4.7       11.3
                                    -----      -----        -----     ------

Net income                            7.8%      28.7%/(1)/    7.8%      17.4%
                                    =====      =====        =====     ======
___________________

/(1)/ Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.

  Six months ended June 30, 1997 compared to the Six months ended June 30, 1996

     The Company experienced strong operating results for the three and six months ended June 30, 1997 when compared to the comparable periods of 1996. The Company continues to focus on its core businesses. This focus resulted in the sale of the Company's data-processing and quote service subsidiary, Beta Systems, Inc. ("BETA"), in the second quarter of 1996, and the departure from both the unit investment trust origination business and portions of the municipal institutional sales and trading business in the fourth quarter of 1996. The sale of BETA resulted in a pre-tax gain of approximately $50.2 million and an after-tax gain of approximately $30.2 million. As a result, while revenues are slightly lower in the first half of 1997 than in the comparable period of 1996, revenues from the Company's ongoing core businesses have increased. Non-interest expenses have generally declined or remained constant in most areas, as a percentage of net revenues. Net income from the Company's ongoing operations improved in the first half of 1997 when compared to the first six months of 1996. Management attributes these results to several factors. First, favorable conditions continued to prevail in the industry for most of the first half of 1997, reflecting continued investor optimism concerning inflation, interest rate stability and the equity markets. Second, this period reflects the continued benefits of ownership resolution, which, in management's opinion, have enhanced employee morale, focus and productivity, and have allowed management to concentrate on achieving its strategic initiatives. Finally, continued focus on cost containment has contributed to the strong operating results.

     Total revenue decreased $12.4 million and $17.5 million or 8% and 6% to $144.9 million and $282.9 million for the three and six months ended June 30, 1997 from $157.3 million and $300.4 million for the three and six months ended June 30, 1996. Net revenue decreased $9.9 million and $12.5 million or 7% and 4% to $138.2 million and $269.5 million for the three and six months ended June 30, 1997 from $148.1 million and $282.0 million for the three and six months ended June 30, 1996. As previously noted, the Company sold or exited certain non-strategic businesses in 1996. Excluding revenue from these businesses, total revenue for the six months ended June 30, 1997 increased $2.7 million to $282.9 million from $280.2 million in 1996, and net revenue for the first half of 1997 increased by approximately $6.4 million or 2% over the same period of 1996.

     Commission revenue increased $1.6 million and $6.0 million or 3% and 5% to $61.9 million and $123.7 million for the three and six months ended June 30, 1997 from $60.3 million and $117.7 million for the three and six months ended June 30, 1996. These increases are primarily due to increased business in both the retail and institutional areas, consistent with the continued growth in listed share volume on most major domestic equity exchanges in the first half of 1997.

     Principal transactions revenue decreased $9.8 million and $17.4 million or 28% and 27% to $24.7 million and $47.9 million for the three and six months ended June 30, 1997 from $34.5 million and $65.3 million for the three and six months ended June 30, 1996. Excluding principal transactions revenue attributable to the municipal sales and trading area in the first quarter of 1996, principal transactions revenue decreased $13.2 million or 21% in the first half of 1997. These decreases are attributable, in part, to a shift in transaction volume away from both fixed income products and from over-the-counter stocks to listed equities. In addition, in the first half of 1997 the Company experienced lower trading profits on principal transactions in equity securities.

     Investment banking revenue decreased $1.0 million and $1.5 million or 6% and 5% to $15.5 million and $25.5 million for the three and six months ended June 30, 1997 from $16.5 million and $27.0 million for the three and six months ended June 30, 1996. Excluding investment banking revenue of $5.1 million generated from the aforementioned exited businesses, specifically the unit investment trust origination business, in the first half of 1996, investment banking revenues increased $3.7 million or 17% for the first half of 1997. This increase is the result of the Company's continued focus on developing corporate finance transactions in specific targeted industry sectors.

     Asset management revenue increased $3.0 million and $4.7 million or 23% and 17% to $16.3 million and $32.4 million for the three and six months ended June 30, 1997 from $13.3 million and $27.7 million for the three and six months ended June 30, 1996 due primarily to increased managed account fees and increased 12b-1 distribution fees. These increases are reflective of increases in the number of managed accounts and an increase in asset values.

     Other income decreased $5.1 million and $8.0 million 1or 38% and 32% to $8.4 million and $17.2 million for the three and six months ended June 30, 1997 from $13.5 million and $25.2 million for the three and six months ended June 30, 1996. This decrease is due primarily to the sale of BETA in the second quarter of 1996. Excluding revenues attributable to BETA, other income increased $1.0 million or 5% for the first half of 1997 when compared to the first six months of 1996. This increase is due in part to earnings from the Company's joint venture with Mentor Investment Group, Inc. ("Mentor").

     Interest and dividend income decreased $1.1 million and $1.3 million or 6% and 3% to $18.2 million and $36.2 million for the three and six months ended June 30, 1997 from $19.3 million and $37.5 million for the corresponding periods in 1996. Net interest increased $1.4 million and $3.7 million or 14% and 20% to $11.5 million and $22.7 million for the three and six months ended June 30, 1997 from $10.1 million and $19.0 million for the three and six months ended June 30, 1996. The decline a in interest expense of $2.5 million and $5.0 million ,or 27% to $6.7 million and $13.5 million for the three and six months ended June 30, 1997 from $9.2 million and $18.4 million for the three and six months ended June 30, 1996 was the result of the elimination of the long-term debt incurred in connection with the Company's separation from Kemper ("the Buy-Out") in September 1995 and lower bank borrowings in the current period.

     Total non-interest expenses decreased $6.8 million and $14.9 million or 5% and 6% to $120.9 million and $236.0 million for the three and six months ended June 30, 1997 from $127.7 million and $250.9 million for the three and six months ended June 30, 1996 respectively. When analyzing non-interest expenses for the six months ended June 30, 1997 and 1996, the sale of BETA has had the effect of modesty decreasing many expense categories. Concurrent with the sale of BETA, the Company entered into new service agreements with BETA, whereby BETA operating costs previously included in the various consolidated operating expense categories are now limited to amounts due under these agreements and included in brokerage and clearance expense.

     Compensation and benefits expense decreased $8.6 million and $16.8 million or 10% to $80.3 million and $158.8 million for the three and six months ended June 30, 1997 from $88.9 million and $175.6 million 3for the three and six months ended June 30, 1996. This decrease is the result of several factors, including the sale of BETA as mentioned above, the elimination of certain compensation costs related to the release of unearned KSOP shares, and the continued management focus on controlling overall compensation expense as a percentage of net revenues.

     Brokerage and clearance expense increased $0.1 million and $1.4 million or 43% and 20% to $4.0 million and $8.2 million for the three and six months ended June 30, 1997 from $3.9 million and $6.8 4million for the three and six months ended June 30, 1996. The increase is due primarily to payments to BETA under the new service agreements as described above.

     Communications expense increased $0.8 million and $0.1 million or 8% and 0.4% to $10.4 million and $20.0 million for the three and six months ended June 30, 1997 from $9.6 million and $19.9 million for the three and six months ended June 30, 1996. These increases are due primarily to technology initiatives and enhancements undertaken in 1997 to improve the Company's overall productivity and competitiveness.

     Occupancy and equipment expense remained constant for the three and six months ended June 30, 1997 when compared to the corresponding periods of 1996, primarily due to the Company's focus on utilization of existing office space in its recruiting efforts.

     Promotional expense increased $1.1 million and $1.7 million or 25% and 20% to $5.5 million and $10.1 million for the three and six months ended June 30, 1997 from $4.4 million and $8.4 million for the three and six ended June 30, 1996. These increases are due primarily to a new advertising campaign initiated in 1997 to enhance the Company's name recognition and the internal promotion of the Mentor mutual fund products.

     Other expenses remained relatively constant for the three and six months ended June 30, 1997 when compared to the corresponding periods of 1996, reflecting the Company's on-going concentration on cost control.

     The Company's income tax expense for the three and six months ended June 30, 1997 was $6.4 million and $12.6 million, which represented an effective tax rate on income before taxes of 37.3% and 37.5%, compared to a $28.2 million and $32.0 million or a 39.9% and 39.4% effective tax rate for the three and six months ended June 30, 1996.

     Net income decreased $31.6 million and $28.3 million to $10.8 million and $20.9 million for the three and six months ended June 30, 1997 from $42.4 million and $49.2 million for the three and six months ended June 30, 1996. Excluding the after-tax gain on sale of BETA of $30.2 million noted above, net income for the six months ended June 30, 1997 improved $1.9 million over the first half of 1996.

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


                                                            Three months ended
                                                            ------------------
                              6/30/97     3/31/97   12/31/96     9/30/96         6/30/96        3/31/96   12/31/95    9/30/95
                              -------     -------   --------    -------          -------        -------   --------    -------
                                           (dollars in thousands, except per share data)
Revenue:
   Commissions               $ 61,901    $ 61,811   $ 57,348     $ 50,741    $    60,277       $ 57,431   $ 49,591   $ 51,188
   Principal transactions      24,656      23,273     23,557       26,389         34,469         30,875     30,863     33,670
   Investment banking          15,514       9,990     17,229       11,677         16,540         10,442     15,520      8,220
   Asset management            16,267      16,098     14,804       14,776         13,231         14,480     13,907     13,636
   Other                        8,371       8,856      9,775        7,234         13,486         11,722     14,552     11,493
   Interest                    18,195      18,023     18,328       18,270         19,278         18,191     19,452     20,497
                             --------   ---------   --------     --------        -------       --------   --------   --------
   Total revenue              144,904     138,051    141,041      129,087        157,281        143,141    143,885    138,704
   Interest expense             6,728       6,740      6,850        8,613          9,203          9,254     12,567     12,942
                             --------   ---------   --------     --------        -------       --------   --------   --------
   Net revenue                138,176     131,311    134,191      120,474        148,078        133,887    131,318    125,762
Non-interest expenses:
  Compensation and
    benefits                   80,267      78,545     80,170       75,601         88,893         86,725     83,101     98,378/(3)/
   Brokerage and clearance      4,043       4,206      3,937        3,773          3,899          2,949      2,590      3,329
   Communications              10,350       9,609      9,495        8,883          9,567         10,321     10,305     10,085
   Occupancy and equipment     10,006       9,935      9,200        9,676         10,052         10,224     10,714     21,687/(3)/
   Promotional                  5,461       4,589      5,167        4,326          4,375          3,982      3,453      3,568
   Other                       10,789       8,206     11,194        6,640         10,881          9,049     10,504     17,219/(3)/
                             --------   ---------   --------     --------        -------       --------   --------   --------
  Total non-interest
    expenses                  120,916     115,090    119,163      108,899        127,667        123,250    120,667    154,266
   Gain on sale of
    subsidiary                      -           -          -            -         50,181/(2)/         -          -          -
                             --------   ---------   --------     --------        -------       --------   --------   --------

Income (loss) before
 income taxes
   and extraordinary charge    17,260      16,221     15,028       11,575         70,592         10,637     10,651    (28,504)

Income tax provision
 (benefit)                      6,445       6,119      5,266        5,165         28,173          3,831      4,413     (9,125)
                             --------   ---------   --------     --------        -------        -------    -------   --------

Income (loss) before
   extraordinary charge        10,815      10,102      9,762        6,410         42,419          6,806      6,238    (19,379)

Extraordinary charge, net
 of income taxes of $1,561          -           -          -       (2,900)/(1)/        -              -          -          -
                             --------   ---------   --------     --------        -------       --------   --------   --------

Net income (loss)            $ 10,815    $ 10,102   $  9,762      $ 3,510/(1)/   $42,419/(2)/  $  6,806   $  6,238   $(19,379)/(3)/
                             ========   =========   ========     ========        =======       ========   ========   ========

__________________

/(1)/ Includes a $2.9 million after-tax charge related to the early retirement of the Company's junior subordinated debentures.
/(2)/ Includes a $50.2 million pre-tax ($30.2 million after-tax) gain on the sale of BETA.
/(3)/ Includes $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges incurred in connection with the Company's separation from its former parent.--1995 Compared to 1994. On a pre-tax basis, excluding these charges, compensation and benefits expense would decrease $16.7 million to $81.7 million from $98.4 million; occupancy and equipment expense would decrease $10.6 million to $11.1 million from $21.7 million; and other expenses would decrease $6.0 million to $11.2 million from $17.2 million.

The following table sets forth certain financial data as a percentage of net revenues.


                                                                   Three months ended
                                                                   ------------------
                                           6/30/97   3/31/97  12/31/96   9/30/96      6/30/96      3/31/96  12/31/95   9/30/95
                                           -------   -------  --------   -------     --------      -------  --------   -------
Revenue:
 Commissions                               44.8%      47.1%     42.7%     42.1%         40.7%         42.9%     37.8%    40.7%
 Principal transactions                    17.8       17.7      17.6      21.9          23.3          23.1      23.5     26.8
 Investment banking                        11.2        7.6      12.8       9.7          11.2           7.8      11.8      6.5
 Asset management                          11.8       12.3      11.0      12.3           8.9          10.8      10.6     10.8
 Other                                      6.1        6.7       7.3       6.0           9.1           8.8      11.1      9.1
 Interest                                  13.2       13.7      13.7      15.2          13.0          13.6      14.8     16.3
                                        -------   --------   -------  --------      --------       -------   -------   ------
 Total revenue                            104.9      105.1     105.1     107.2         106.2         107.0     109.6    110.2
 Interest expense                           4.9        5.1       5.1       7.2           6.2           7.0       9.6     10.2
                                        -------   --------   -------  --------      --------       -------   -------   ------
 Net revenue                              100.0      100.0     100.0     100.0         100.0         100.0     100.0    100.0
                                        -------   --------   -------  --------      --------       -------   -------   ------

Non-interest expenses:
   Compensation and benefits               58.1       59.8      59.7      62.8          60.0          64.8      63.3     78.2/(3)/
   Brokerage and clearance                  2.9        3.2       2.9       3.1           2.6           2.2       2.0      2.6
   Communications                           7.5        7.3       7.1       7.4           6.5           7.7       7.8      8.0
   Occupancy and equipment                  7.2        7.6       6.9       8.0           6.8           7.6       8.2     17.2/(3)/
   Promotional                              4.0        3.5       3.9       3.6           3.0           3.0       2.6      2.8
   Other                                    7.8        6.2       8.3       5.5           7.3           6.8       8.0     13.7/(3)/
                                        -------   --------    ------   -------       -------      --------   -------   ------
   Total non-interest expenses             87.5       87.6      88.8      90.4          86.2          92.1      91.9    122.5
   Gain on sale of subsidiary                 -          -         -         -          33.9/(2)/        -         -        -
                                        -------   --------    ------   -------       -------       -------    ------   ------
Income (loss) before
 income taxes and extraordinary charge     12.5       12.4      11.2       9.6          47.7           7.9       8.1    (22.5)

Income tax provision (benefit)              4.7        4.7       3.9       4.3          19.0           2.9       3.4     (7.3)
                                        -------   --------    ------   -------       -------       -------    ------   ------
Income (loss) before
   extraordinary charge                     7.8        7.7       7.3       5.3          28.7           5.0       4.7    (15.2)
                                         ------   --------    ------   -------       -------       -------    ------   ------

Extraordinary charge, net
 of income taxes                              -          -         -      (2.4)/(1)/       -             -         -        -
                                         ------    -------    ------   -------       -------       -------    ------   ------

Net income (loss)                           7.8%       7.7%      7.3%   2.95.3%/(1)/    28.7%/(2)/     5.0%      4.7%   (15.2)%/(3)/
                                        =======    =======    =======  =======       =======       =======    ======   ======

______________________

/(1)/ Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.
/(2)/ Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or
      20.4%) gain on the sale of BETA.
/(3)/ Includes $33.3 million pre-tax or 26.5% ($22.0 million after-tax or 17.4%) of net revenues for non-recurring charges incurred in connection with the s-1995 Compared to 1994.Company's separation from its former parent. On a pre-tax basis, excluding these charges, compensation and benefits expense would decrease 13.3% to 64.9% forom 78.2%; occupancy and equipment expense would decrease 8.4% to 8.8% from 17.2%; and other expenses would decrease 4.8% to 8.9% from 13.7%.

     The generally favorable trend in the Company's revenues for the eight quarterly periods ended June 30, 1997 reflects the equally favorable retail brokerage industry market conditions and relative stability in the fixed income markets. Revenues in the first quarter of 1997 and the third quarter of 1996 were adversely effected by market volatility and decreased transactional volume seen throughout the industry at that time.

     Net revenues during this eight-quarter period follow the same trend, with the Company realizing the benefit of declining non-customer/dealer related interest expense as a result of the elimination of certain long-term debt owed to its former parent and the accelerated repayment of the KSOP loans.

     While as a percentage of net revenues, non-interest expenses have generally remained in a consistent range during the eight periods (excluding the third quarter 1995 non-recurring charges of $33.3 million pre-tax discussed previously), the absolute dollar variations are generally attributable to compensation and benefits expense and brokerage and clearance expense which are significantly correlated to revenues. As a percentage of net revenues, non-interest expenses have generally trended downward during such periods, which management believes to be a result of the Company's focus on cost containment focus.

     Net income (both in absolute dollar amounts and as a percentage of net revenues) also reflects a positive trend during this eight-quarter period, with the exception of the third quarter of 1995 which includes the $22.0 million (after-tax) of non-recurring charges discussed previously and the third quarter of 1996 when weaker market conditions occurred; and the second quarter of 1996 which includes the one time gain on the sale of BETA.

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

     On July 11, 1997 EVEREN Capital entered into a $50 million committed revolving credit facility with two banks. The term of the agreement is for two years, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance.

     The Company believes that its current level of equity capital and available credit resources, combined with funds anticipated to be generated from operations, will be adequate to fund its capital needs operations for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, Inc. and EVEREN Clearing Corp., the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. As a securities dealer, the Company may carry significant levels of securities inventories to meet client needs. As such, the Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1997 and December 31, 1996 were approximately $1.9 billion and $1.8 billion, respectively.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, securities loaned and, through payables to customers, brokers and dealers. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and other money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At June 30, 1997, the Subsidiaries had approximately $600 million in uncommitted and committed credit lines with several banks.

     Repurchase agreements are used primarily for customer accommodation purposes and to finance the Company's inventory positions in U.S. government and agency securities. These inventory positions provide products and liquidity for customers and are generally not maintained for the Company's investment or market speculation. The level of activity fluctuates significantly depending on customer needs; however, these fluctuations have no material effect on cash flows, liquidity or capital resources. The Company monitors the collateral position and counterparty risk on these transactions daily. See "Risk Management."

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

Six months ended June 30, 1997 and 1996

     Cash and cash equivalents at June 30, 1997 and 1996 totaled $44.4 million and $43.2 million, respectively, reflecting a decrease of $2.1 million and an increase of $.28.6 million, respectively.

     For the six months ended June 30, 1997, cash used by operating activities was funded through financing activities, primarily by an increase in bank loans payable, while in 1996 cash provided by operating activities and investing activities primarily the gain on the sale of BETA, were used to reduce bank financings.

     Net cash used by operating activities totaled $18.2 million and net cash provided from operating activities totaled $27.7 million in 1997 and 1996, respectively. In 1997, changes in securities owned and securities sold not yet purchased of $6.6 million and securities purchased under agreements to resell and repurchase of $49.8 million used cash. These uses were partially offset by changes in securities borrowed and loaned of $36.3 million. In 1996, there were changes in securities borrowed and loaned of $114.4 million and changes in other assets and other liabilities of $14.3 million which generated cash. These sources were partially offset by a $54.5 million increase in securities owned and securities sold not yet purchased and a $93.5 million use of funds related to the net change in receivables from and payables to customers, broker-dealers and others.

     In 1997, net cash used in investing activities of $1.3 million is the result of collections of principal on investments in mortgage-backed securities of $7.2 million offset by a net increase of $8.5 million due to the purchases of fixed assets primarily technology related. In 1996 cash provided from investing activities of $57.6 million resulted primarily from the $59.3 million net proceeds from sale of BETA and the $2.1 million of net cash flows from the sale of fixed assets and principal collections on investments in mortgage-backed securities of $9.7 million, which were offset by $4.0 million of fixed asset purchases and $9.5 million of purchases of investments in mortgage-backed securities.

     In 1997, net cash flows from financing activities amounted to $17.4 million, the net result of a $23.0 million increase in bank loans, $6.8 million of proceeds from the issuance of common stock under its equity participation programs, payment of dividends of $3.1 million, purchase of treasury stock of $2.0 million and the repayment of collateralized mortgage obligations of $7.2 million. In 1996 the Company's financing activities used $56.7 million of net cash flows, the net result of a $77.8 million decrease in bank loans, $9.6 million of repayments of collateralized mortgage obligations, money collected under an indemnification agreement of $9.1 million, proceeds from common stock issuance of $4.2 million, $9.3 million release of shares related to KSOP loan and $9.4 million proceeds from the issuance of collateralized mortgage obligations.

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

     Based on relative notional amounts, management believes that the Company's derivative activities are not as extensive as those of many of its competitors. The Company does not engage Iin the speculative trading of derivatives.
Instead, the Company has focused its derivative activities on trading in forward and futures contracts in U.S. government and agency issued or guaranteed securities as hedges against the Company's securities inventory positions. The Company also executes transactions in exchange-traded futures contracts and listed options on behalf of its customers.

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

     At June 30, 1997 and December 31, 1996, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                                   6/30/97   12/31/96
                                                   -------   --------
OWNED
-----
Obligations of the U.S. Government
  or its agencies                                  $ 84,274  $  83,083
State and municipal obligations                      16,764     10,354
Corporate debt obligations                           82,088     58,115
Corporate stocks and warrants                         9,394      8,459
Other                                                 1,163        929
                                                   --------  ---------
                                                   $193,683  $ 160,940
                                                   ========  =========

SOLD, NOT YET PURCHASED
-----------------------

Obligations of the U.S. Government
  or its agencies                                  $ 89,954  $  68,713
State and municipal obligations                         410        657
Corporate debt obligations                           13,782      8,461
Corporate stocks and warrants                        10,611     11,372
Other                                                 1,065        506
                                                   --------  ---------
                                                   $115,822  $  89,709
                                                   ========  =========

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

     The Company's trading activities generally result in the creation of inventory positions. Position and exposure reports are prepared daily by operations staff. Such reports are distributed to and reviewed independently on a daily basis by the Company's risk management committee as well as members of senior management. In addition, the corporate accounting group prepares a daily consolidated summarized position report indicating both long and short exposure. These reports, which are distributed to various levels of management throughout the Company, enable senior management to better control inventory levels and monitor results of the trading areas. The Company also reviews and monitors, at various levels of management, inventory aging, pricing, concentration and securities ratings.


     In addition to position and exposure reports, the Company produces a daily revenue report which summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the trading departments. Daily revenue is reviewed for various risk factors and is independently verified by members of the risk management committee. The daily revenue report is summarized by the corporate accounting group and distributed to various levels of management throughout the Company, including to the Chief Executive Officer, together with position and exposure reports. These reports enable senior management to monitor and better control the overall activity of the trading areas.

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

     The Company seeks to control the risks associated with its investment banking activities through by a thorough review process that results in a thorough review by various committees of the risks associated with all significant transactions prior to acceptance of any engagement. The Company currently has various commitment and other review committees. Each such committee is chaired by a member of senior management and has at least one additional senior management member. Other committee members include employees who provide expertise in the evaluation and analysis of proposed transactions brought before the particular committee.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of stockholders of the Company was held on May 6, 1997.

(b) At the annual meeting, the following directors, constituting the entire board of directors, were elected until the 1998 annual meeting of stockholders of the Company, or until their respective successors have been elected and qualified: James R. Boris, William T. Esrey, Jack Kemp, Homer J. Livingston, Jr., Stephen G. McConahey and William C. Springer.

(c) The number of votes cast for and withheld for each of the nominees for director were as follows:

     Board Member                     For              Withheld
     ------------                  ----------          --------
     James R. Boris                15,042,612          620,989
     William T. Esrey              15,048,702          614,899
     Jack Kemp                     15,044,029          619,573
     Homer J. Livingston, Jr.      15,048,702          614,899
     Stephen G. McConahey          15,038,980          624,621
     William C. Springer           15,048,702          614,899

     In addition to the election of directors, the following matters were voted upon by the holders of the Company's Common Stock:

                                      For           Against      Abstain
                                      ----          -------      -------
     Approval of the
     Company's Senior
     Management Incentive
     Compensation Plan              10,829,879     4,027,195     806,528*

     *  Includes 216,765 broker non-votes


     Ratification of Deloitte &
     Touche LLP as the Company's
     independent accountants for
     1997                           15,245,905       334,908      82,788

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.27 Credit agreement by and among EVEREN Capital Corporation, the Lenders Party thereto, LaSalle National Bank, as documentation agent, and the Bank of New York, as administrative agent, dated July 11, 1997

     11     Pro Forma Computation of earnings per share

     27     Financial Data Schedule

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed by the Registrant during the period covered by this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EVEREN CAPITAL CORPORATION


Date: August 14, 1997                      By:  /s/Daniel D. Williams
                                                ---------------------------
                                                Daniel D. Williams
                                                Senior Executive Vice President
                                                Treasurer and Chief Financial
                                                Officer (Principal Financial
                                                Officer)



                                           By:  /s/Thomas M. Mansheim
                                                ---------------------------
                                                Thomas M. Mansheim
                                                Executive Vice President
                                                Controller and Chief
                                                Accounting Officer

                                 EXHIBIT INDEX


     Exhibit No.    Description                                     Page No.
     -----------    -----------                                     --------

       10.27        Credit agreement by and among EVEREN Capital
                    Corporation, the Lenders Party thereto,
                    LaSalle National Bank, as documentation agent, and the Bank of New York, as administrative agent, dated July 11, 1997

       11           Pro Forma Computation of Earnings per share

       27           Financial Data Schedule