Form 10-Q
period 1997-09-30
EVEREN CAPITAL CORP
filed 1997-11-12
CIK 945770

                                                             Total # of Pages 25

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ______

Commission File Number       1-13940
                          ------------------------------------------------

                          EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                       36-4019175
---------------------------------------               --------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

         77 West Wacker Drive
           Chicago, Illinois                                   60601
---------------------------------------               --------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of November 5, 1997.

               $.01 par value common stock - 17,115,880

                                     INDEX
                                     -----

                                                                            Page
PART I.   Financial Information

Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition -
               September 30, 1997 and December 31, 1996                      3

          Consolidated Statements of Operations - Three and nine
               months ended September 30, 1997 and 1996                      4

          Consolidated Statement of Changes in Stockholders' Equity -
               Nine months ended September 30, 1997                          5

          Consolidated Statements of Cash Flows - Nine months
               ended September 30, 1997 and 1996                             6

          Notes to Consolidated Financial Statements                         7

Item 2.   Management's Discussion and Analysis -
               Results of Operations
               Liquidity and Capital Resources                               9


PART II.  Other Information

Item 1.   Legal Proceedings                                                 23

Item 6.   Exhibits and Reports on Form 8-K                                  23

SIGNATURES                                                                  24


PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                  (unaudited)
                       (in thousands, except share data)

                                                                             September 30,   December 31,
                                                                                  1997           1996
          Assets                                                             --------------  -------------
Cash and cash equivalents                                                       $   50,350     $   46,592
Cash and securities segregated under federal and other regulations                  15,552         15,778
Receivables from:
 Customers                                                                         893,924        764,405
 Brokers and dealers                                                                30,285         50,807
 Others                                                                             47,541         52,804
Securities borrowed                                                                 60,078         50,687
Securities owned, at market                                                        229,469        160,940
Securities purchased under agreements to resell                                    447,620        479,313
Investment in mortgage-backed certificates available-for-sale, at fair value       135,855        144,962
Fixed assets, at cost, net                                                          38,083         36,136
Other assets                                                                        24,799         21,921
                                                                                ----------     ----------
                                                                                $1,973,556     $1,824,345
                                                                                ==========     ==========
          Liabilities and Stockholders' Equity
Liabilities:
Bank loans payable                                                              $  274,000     $  140,000
Payables to:
 Customers                                                                         250,971        259,607
 Brokers and dealers                                                                93,108         24,632
Securities loaned                                                                  246,318        189,303
Collateralized mortgage obligations                                                126,904        137,699
Securities sold, not yet purchased, at market                                      105,283         89,709
Securities sold under agreements to repurchase                                     348,788        466,266
Deferred income taxes                                                                4,383         13,491
Accounts payable, accrued expenses and other liabilities                           201,250        214,603
                                                                                ----------     ----------
                                                                                 1,651,005      1,535,310
                                                                                ----------     ----------
Stockholders' Equity:
Common stock, $.01 par value per share; 40,000,000
 shares authorized, 17,107,652 and 16,611,889 outstanding at
 September 30, 1997 and December 31, 1996, respectively                                175            170
Additional paid-in capital                                                         268,409        255,040
Unrealized loss on available-for-sale securities, net of income taxes               (3,341)        (4,381)
Unearned cost of restricted stock                                                   (9,183)        (1,576)
Treasury stock, at cost, 437,994 and 354,473 shares at September 30, 1997
 and December 31, 1996, respectively                                                (7,127)        (5,230)
Retained earnings (since January 1, 1996)                                           73,618         45,012
                                                                                ----------     ----------
                                                                                   322,551        289,035
                                                                                ----------     ----------
                                                                                $1,973,556     $1,824,345
                                                                                ==========     ==========
See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                     Consolidated Statements of Operations
            Three and nine months ended September 30, 1997 and 1996
                                  (unaudited)
                (in thousands, except share and per share data)

                                         Three Months Ended      Nine Months Ended
                                            September 30,          September 30,
                                        ---------------------  ---------------------
                                           1997        1996       1997        1996
                                        -----------  --------  -----------  --------
Revenue:
  Commissions                           $    73,099  $ 50,741  $   196,811  $168,450
  Principal transactions                     28,174    26,389       76,103    91,734
  Investment banking                         15,272    11,677       40,776    38,660
  Asset management                           18,493    14,776       50,858    42,488
  Other                                       7,405     7,234       24,633    32,442
  Interest                                   26,201    18,270       62,418    55,739
                                        -----------  --------  -----------  --------
    Total revenue                           168,644   129,087      451,599   429,513
    Interest expense                         13,113     8,613       26,581    27,070
                                        -----------  --------  -----------  --------
    Net revenue                             155,531   120,474      425,018   402,443
                                        -----------  --------  -----------  --------

Non-interest expenses:
  Compensation and benefits                  93,024    75,601      251,836   251,219
  Brokerage and clearance                     4,487     3,773       12,736    10,621
  Communications                             10,996     8,883       30,956    28,771
  Occupancy and equipment                    10,336     9,676       30,277    29,952
  Promotional                                 5,091     4,326       15,141    12,682
  Other                                      11,613     6,640       30,608    26,571
                                        -----------  --------  -----------  --------
   Total non-interest expenses              135,547   108,899      371,554   359,816
  Gain on sale of subsidiary                      -         -            -    50,181
                                        -----------  --------  -----------  --------
  Income before income taxes                 19,984    11,575       53,464    92,808
  Income tax expense                          7,672     5,165       20,236    37,172
                                        -----------  --------  -----------  --------
  Income before extraordinary charge         12,312     6,410       33,228    55,636
  Extraordinary charge on early
   retirement of debt, net of income
   taxes of $1,561                                -     2,900            -     2,900
                                        -----------  --------  -----------  --------
  Net income                            $    12,312  $  3,510  $    33,228  $ 52,736
                                        ===========  ========  ===========  ========
  Weighted average common and
   common share equivalents
   outstanding                           18,263,249             18,174,981
                                        ===========            ===========
  Net earnings per share                $       .67            $      1.83
                                        ===========            ===========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                     Nine months ended September 30, 1997
                                  (unaudited)
                                (in thousands)

                                                                              Unearned
                                           Additional    Unrealized gain       cost of                  Retained         Total
                                            Paid-In    (loss) on available   Restricted   Treasury      Earnings     Stockholders'
                             Common Stock   Capital    for sale securities      Stock       Stock    (Since 1/1/96)      Equity
                             ------------  ----------  --------------------  -----------  ---------  --------------  --------------
Balances at December 31,
 1996                                $170    $255,040        $(4,381)           $(1,576)   $(5,230)        $45,012        $289,035
Issuance of additional
 common stock under
 equity plans                           5      13,369                            (7,607)                                     5,767
Dividend on common stock                                                                                    (4,622)         (4,622)
Unrealized gain for the
 period, net of tax                                            1,040                                                         1,040
Purchase of treasury
 stock, net                                                                                 (1,897)                         (1,897)
Net income                                                                                                  33,228          33,228
                                     ---     --------        -------            -------    -------         -------        --------
Balances at September 30,
 1997                                $175    $268,409        $(3,341)           $(9,183)   $(7,127)        $73,618        $322,551
                                     ====    ========        =======            =======    =======         =======        ========




See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1997 and 1996
                                  (unaudited)
                                (in thousands)

                                                                              1997        1996
                                                                              ----        ----
Cash flows from operating activities:
     Net income                                                            $  33,228   $  52,736
     Adjustments to reconcile net income to net cash flows
      from operating activities:
       Extraordinary charge on early retirement of debt                            -       4,461
       Gain on sale of subsidiary                                                  -     (50,181)
       Release of KSOP shares                                                      -       8,029
       Depreciation and amortization                                          12,466       9,914
       Deferred income taxes                                                  (9,662)      4,140
     Change in assets and liabilities:
       Cash and securities segregated under federal
        and other regulations                                                    226        (681)
       Receivables from/payables to:
        Customers                                                           (138,155)   (140,865)
        Brokers and dealers                                                   88,998      75,808
        Others                                                                 5,264     (13,859)
       Securities borrowed                                                    (9,391)     14,627
       Securities owned                                                      (68,530)     (2,360)
       Securities purchased under agreements to resell                        31,693     699,408
       Other assets                                                           (2,924)       (532)
       Securities loaned                                                      57,015     184,926
       Securities sold, not yet purchased                                     15,574     (16,428)
       Securities sold under agreements to repurchase                       (117,478)   (719,695)
       Accounts payable, accrued expenses,
        and other liabilities                                                (17,873)    (40,712)
                                                                           ---------   ---------
     Net cash flows from operating activities                               (119,549)     68,736
                                                                           ---------   ---------
Cash flows from investing activities:
     Net proceeds from sale of subsidiary                                          -      59,346
     Purchase of investments in mortgage-backed securities                         -      (9,505)
     Collections of principal on investments in mortgage-
      backed securities                                                       11,249      12,990
     Proceeds from sale of fixed assets                                            -       2,120
     Acquisition of fixed assets, net                                        (12,115)     (6,644)
                                                                           ---------   ---------
     Net cash flows from investing activities                                   (866)     58,307
                                                                           ---------   ---------
Cash flows from financing activities:
     Release of shares related to KSOP loan                                        -      22,875
     Proceeds from the issuance of collateralized mortgaged obligations            -       9,422
     Dividends paid on exchangeable preferred stock                                -      (1,084)
     Dividends paid on common stock                                           (4,622)    (13,865)
     Proceeds from common stock issuance                                       7,884       7,031
     Amount collected under indemnification agreement                              -      12,876
     Repayment of collateralized mortgage obligations                        (11,192)    (12,881)
     Increase (decrease) in bank loans payable                               134,000    (106,800)
     Purchase of treasury stock                                               (1,897)     (5,153)
     Retirement of subordinated debt                                               -     (36,012)
                                                                           ---------   ---------
     Net cash flows from financing activities                                124,173    (123,591)
                                                                           ---------   ---------
Increase in cash and cash equivalents                                          3,758       3,452
Cash and cash equivalents at beginning of the period                          46,592      14,585
                                                                           ---------   ---------
Cash and cash equivalents at end of the period                             $  50,350   $  18,037
                                                                           =========   =========
Supplemental disclosure of cash flow information:
          Interest paid                                                    $  25,745   $  28,559
                                                                           =========   =========
          Income taxes paid                                                $  20,238   $  46,945
                                                                           =========   =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     Nine months ended September 30, 1997
                                 (unaudited)
--------------------------------------------------------------------------------

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

(2)  Net Capital Rule

     EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing Corp. ("EVEREN Clearing"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. Both EVEREN Securities and EVEREN Clearing operate under the alternative method, as defined, of computing minimum net capital. At September 30, 1997, EVEREN Securities had net capital of approximately $127.2 million which was approximately $126.2 million in excess of its required minimum net capital. At September 30, 1997, EVEREN Clearing had net capital of approximately $63.6 million which was approximately $45.2 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     Nine months ended September 30, 1997
                                 (unaudited)
--------------------------------------------------------------------------------


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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at September 30, 1997, and subsequently settled, had no material effect on the consolidated financial position of the Company.

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

     Volatile price levels of securities may, among other things, result in (a) reduced volume of securities, options and futures transactions, with a consequent reduction in commission and principal transactions revenues, (b) losses from declines in the market value of securities held in trading, investment and underwriting positions and (c) reduced management fees calculated as a percentage of assets managed. In periods of low volume, levels of profitability are further adversely affected because certain expenses remain relatively fixed. Illiquid markets may result in the Company having difficulty selling securities, hedging its securities positions and investing funds under its management. The Company believes its trading strategy and risk management procedures reduce its exposure to losses resulting from such risks, although there can be no assurance that such losses will not occur or, if they do, that they will not be material. Consequently, the results of operations for a particular period may not be indicative of results to be expected for other periods.

     Industry market conditions have remained generally favorable through the nine months ended September 30, 1997. The stock market experienced a modest slowdown in March and April of 1997, due to a rise in short-term interest rates and some investor uncertainty; however, activity returned to more favorable levels in the remainder of the second and third quarters.

Equity Participation of Employees

     As of September 30, 1997, the Company's employees and directors, through the Company's 401(k) and Employee Stock Ownership Plan (the "KSOP") and otherwise, own in excess of 70% of the Company's outstanding $.01 par value common stock ("Common Stock"). Management believes that significant employee ownership fosters a culture that encourages strong performance and provides employees the opportunity to participate in the future performance of the Company.

     In the second quarter of 1996, the Company instituted three employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. Through September 30, 1997, the Company issued to employees approximately 882,000 restricted shares and 282,000 unrestricted shares under these equity plans.

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

Results of Operations


The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                              Three months ended    Nine months ended
                                                September 30,         September 30,
                                               1997       1996       1997    1996
                                             ---------  ---------   -------  ------
Revenue:
  Commissions                                    47.0%      42.1%    46.3%   41.9%
  Principal transactions                         18.1       21.9     17.9    22.8
  Investment banking                              9.8        9.7      9.6     9.6
  Asset management                               11.9       12.3     12.0    10.6
  Other                                           4.8        6.0      5.8     8.1
  Interest                                       16.8       15.2     14.7    13.8
                                                -----      -----    -----   -----
  Total revenue                                 108.4      107.2    106.3   106.8
  Interest expense                                8.4        7.2      6.3     6.8
                                                -----      -----    -----   -----
  Net revenue                                   100.0      100.0    100.0   100.0
                                                -----      -----    -----   -----

Non-interest expenses:
  Compensation and benefits                      59.8       62.8     59.2    62.4
  Brokerage and clearance                         2.9        3.1      3.0     2.6
  Communications                                  7.1        7.4      7.3     7.2
  Occupancy and equipment                         6.6        8.0      7.1     7.4
  Promotional                                     3.3        3.6      3.6     3.2
  Other                                           7.4        5.5      7.2     6.6
                                                -----      -----    -----   -----
  Total non-interest expenses                    87.1       90.4     87.4    89.4

  Gain on sale of subsidiary                        -          -        -    12.5
                                                -----      -----    -----   -----

Income before taxes                              12.9        9.6     12.6    23.1

Income tax provision                              5.0        4.3      4.8     9.2
                                                -----      -----    -----   -----

Income before extraordinary charge                7.9        5.3      7.8    13.9 (1)
                                                -----      -----    -----   -----

Extraordinary charge on early
  retirement of debt, net of income taxes           -       (2.4)       -    (0.7)
                                                -----      -----    -----   -----

Net Income                                        7.9%       2.9%     7.8%   13.2%
                                                =====      =====    =====   =====

-------------

(1) Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.

Nine months ended September 30, 1997 compared to the nine months ended September 30, 1996

     The Company experienced stronger operating results for the three and nine months ended September 30, 1997 when compared to the comparable periods of 1996. In particular the strong retail markets in the third quarter of 1997 contributed to the Company's 29% growth in net revenues over the comparable quarter of 1996. The Company also continues to focus on its core businesses. This focus resulted in the sale of the Company's data-processing and quote service subsidiary, Beta Systems, Inc. ("BETA"), in April 1996, and the departure from both the unit investment trust origination business and portions of the municipal institutional sales and trading business in the fourth quarter of 1996. The sale of BETA resulted in a pre-tax gain of approximately $50.2 million and an after-tax gain of approximately $30.2 million. Net income from the Company's ongoing operations improved in 1997 when compared to the corresponding period in 1996. Management attributes these results to several factors. First, favorable conditions continued to prevail in the industry for most of the nine months ended September 30, 1997, reflecting continued investor optimism concerning inflation, interest rate stability and a strong U. S. economy. Second, the Company continues to enjoy the benefits of significant employee ownership, which, in management's opinion, have enhanced employee morale, focus and productivity, and have allowed management to concentrate on achieving its strategic initiatives. Finally, a continued focus on cost containment has contributed to the strong operating results.

     Total revenue increased $39.5 million and $22.1 million or 31% and 5% to $168.6 million and $451.6 million for the three and nine months ended September 30, 1997 from $129.1 million and $429.5 million for the three and nine months ended September 30, 1996. Net revenue increased $35.0 million and $22.6 million or 29% and 6% to $155.5 million and $425.0 million for the three and nine months ended September 30, 1997 from $120.5 million and $402.4 million for the three and nine months ended September 30, 1996. As previously noted, the Company sold or exited certain non-strategic businesses in 1996. Excluding revenue from these businesses, total revenue for the nine months ended September 30, 1997 increased by $46.2 million from $405.4 million in 1996, and net revenue for the nine months ended September 30, 1997 increased by approximately $45.9 million or 12% over the same period of 1996.

     Commission revenue increased $22.4 million and $28.4 million or 44% and 17% to $73.1 million and $196.8 million for the three and nine months ended September 30, 1997 from $50.7 million and $168.4 million for the three and nine months ended September 30, 1996. These increases are primarily due to increased business in both the retail and institutional areas, consistent with the continued growth in listed share volume on most major domestic equity exchanges in 1997. The increases are also a result of an increase in the number of investment consultants in 1997.

     Principal transactions revenue increased $1.8 million and decreased $15.6 million or 7% and 17% to $28.2 million and $76.1 million for the three and nine months ended September 30, 1997 from $26.4 million and $91.7 million for the three and nine months ended September 30, 1996. The increase in principal transactions revenue in the third quarter of 1997 when compared to the third quarter of 1996 is due in large part to the robust trading markets in the 1997 quarter. The decrease for the nine month period of 1997 is attributable, in part, to a shift in transaction volume away from both fixed income products and from over-the-counter stocks to listed equities and the departure from a portion of its institutional municipal trading business.

     Investment banking revenue increased $3.6 million and $2.1 million or 31% and 5% to $15.3 million and $40.8 million for the three and nine months ended September 30, 1997 from $11.7 million and $38.7 million for the three and nine months ended September 30, 1996. Excluding investment banking revenue of $7.3 million generated from the aforementioned exited unit investment trust origination business, in the first nine months of 1996, investment banking revenues increased $9.4 million or 30% for the first nine months of 1997. This increase is the result of the Company's continued focus on developing corporate finance transactions in specific targeted industry sectors aided by the strong equity markets throughout most of 1997. These factors have contributed to the Company's greater involvement both in average offering size and number of offerings made in the equity underwriting market in the nine month period ended September 30, 1997.

     Asset management revenue increased $3.7 million and $8.4 million or 25% and 20% to $18.5 million and $50.9 million for the three and nine months ended September 30, 1997 from $14.8 million and $42.5 million for the three and nine months ended September 30, 1996 due primarily to increased managed account fees and increased 12b-1 distribution fees. These increases are reflective of increases in the number and asset values of managed accounts in the current periods.

     Other income remained relatively constant at $7.4 million and decreased $7.8 million or 24% to $24.6 million for the three and nine months ended September 30, 1997 from $7.2 million and $32.4 million for the three and nine months ended September 30, 1996. The decrease in the nine month results is due primarily to the sale of BETA in the second quarter of 1996. Excluding revenues attributable to BETA, other income increased $1.1 million or 5% for the nine months ended September 30, 1997 when compared to the corresponding period of 1996. This increase is due in part to earnings from the Company's joint venture with Mentor Investment Group, Inc. ("Mentor").

     Interest and dividend income increased $7.9 million and $6.7 million or 43% and 12% to $26.2 million and $62.4 million for the three and nine months ended September 30, 1997 from $18.3 million and $55.7 million for the corresponding periods in 1996. Net interest increased $3.4 million and $7.2 million or 36% and 25% to $13.1 million and $35.8 million for the three and nine months ended September 30, 1997 from $9.7 million and $28.6 million for the three and nine months ended September 30, 1996. The Company has experienced significant growth in its customer margin accounts in the current year period which has contributed to its increased interest revenues.

     Total non-interest expenses increased $26.6 million and $11.7 million or 24% and 3% to $135.5 million and $371.5 million for the three and nine months ended September 30, 1997 from $108.9 million and $359.8 million for the three and nine months ended September 30, 1996.

     Compensation and benefits expense increased $17.4 million and $.6 million or 23% and .3% to $93.0 million and $251.8 million for the three and nine months ended September 30, 1997 from $75.6 million and $251.2 million for the three and nine months ended September 30, 1996. The increase in the current quarter is directly correlated to the 31% increase in commission, principal transactions and investment banking revenues. The nine month period ended September 30, 1997 did not increase in relative proportion to the nine month period increase in commission, principal transactions and investment banking revenues, due to the continued focus by management on controlling overall compensation expense as a percentage of net revenues. In addition, certain compensation costs related to the release of unearned KSOP shares are included in the nine month period ended September 30, 1996.

     Brokerage and clearance expense increased $.7 million and $2.1 million or 19% and 20% to $4.5 million and $12.7 million for the three and nine months ended September 30, 1997 from $3.8 million and $10.6 million for the three and nine months ended September 30, 1996. The increase is due primarily to certain variable cost components of this expense category which have increased as transactional revenues have increased.

     Communications expense increased $2.1 million and $2.2 million or 24% and 8% to $11.0 million and $31.0 million for the three and nine months ended September 30, 1997 from $8.9 million and $28.8 million for the three and nine months ended September 30, 1996. These increases are due primarily to an increased number of employees along with technology initiatives and enhancements undertaken in 1997 to improve the Company's overall productivity and competitiveness.

     Occupancy and equipment expense remained relatively constant for the three and nine months ended September 30, 1997 when compared to the corresponding periods of 1996, primarily due to the Company's focus on utilization of existing office space in its growth efforts.

     Promotional expense increased $.8 million and $2.5 million or 18% and 19% to $5.1 million and $15.1 million for the three and nine months ended September 30, 1997 from $4.3 million and $12.6 million for the three and nine months ended September 30, 1996. These increases are primarily due to increased advertising in 1997 related to name recognition and the Company's expansion in breadth of products and services, as well as internal marketing of Mentor mutual fund products.

     Other expenses increased $5.0 million and $4.0 million or 75% and 15% to $11.6 million and $30.6 million for the three and nine months ended September 30, 1997 from $6.6 million and $26.6 million for the three and nine months ended September 30, 1996. These increases are related to an increase in professional fees as well as the increased number of employees in 1997 when compared to the corresponding periods in 1996, resulting in additional costs of licensing, insurance and various other expenses.

     The Company's income tax expense for the three and nine months ended September 30, 1997 was $7.7 million and $20.2 million, which represented an effective tax rate on income before taxes of 38.5% and 37.8%, compared to a $5.2 million and $37.2 million or a 44.8% and 40.1% effective tax rate for the three and nine months ended September 30, 1996.

     Net income increased $8.8 million and decreased $19.5 million to $12.3 million and $33.2 million for the three and nine months ended September 30, 1997 from $3.5 million and $52.7 million for the three and nine months ended September 30, 1996. Net income for the three and nine month periods ending September 30, 1996 includes an after-tax extraordinary charge of $2.9 million related to the early retirement of debt. Excluding the after-tax gain on sale of BETA of $30.2 million and the $2.9 million after-tax charge noted above, net income for the nine months ended September 30, 1997 improved $7.8 million over the nine months ended September 30, 1996.

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


                                                                     Three months ended
                                                                     ------------------
                                    9/30/97  6/30/97   3/31/97   12/31/96    9/30/96       6/30/96    3/31/96       12/31/95
                                    ------   -------   -------   --------    -------       -------    -------       --------
                                                            (dollars in thousands, except per share data)
Revenue:
 Commissions                       $ 73,099  $ 61,901  $ 61,811  $ 57,348    $ 50,741      $ 60,277     $ 57,431    $ 49,591
 Principal transactions              28,174    24,656    23,273    23,557      26,389        34,469       30,875      30,863
 Investment banking                  15,272    15,514     9,990    17,229      11,677        16,540       10,442      15,520
 Asset management                    18,493    16,267    16,098    14,804      14,776        13,231       14,480      13,907
 Other                                7,405     8,371     8,856     9,775       7,234        13,486       11,722      14,552
 Interest                            26,201    18,195    18,023    18,328      18,270        19,278       18,191      19,452
                                   --------  --------  --------  --------    --------      --------     --------    --------
 Total revenue                      168,644   144,904   138,051   141,041     129,087       157,281      143,141     143,885
 Interest expense                    13,113     6,728     6,740     6,850       8,613         9,203        9,254      12,567
                                   --------  --------  --------  --------    --------      --------     --------    --------
 Net revenue                        155,531   138,176   131,311   134,191     120,474       148,078      133,887     131,318
                                   --------  --------  --------  --------    --------      --------     --------    --------
Non-interest expenses:
 Compensation and benefits           93,024    80,267    78,545    80,170      75,601        88,893       86,725      83,101
 Brokerage and clearance              4,487     4,043     4,206     3,937       3,773         3,899        2,949       2,590
 Communications                      10,996    10,350     9,609     9,495       8,883         9,567       10,321      10,305
 Occupancy and equipment             10,336    10,006     9,935     9,200       9,676        10,052       10,224      10,714
 Promotional                          5,091     5,461     4,589     5,167       4,326         4,375        3,982       3,453
 Other                               11,613    10,789     8,206    11,194       6,640        10,881        9,049      10,504
                                   --------  --------  --------  --------    --------      --------     --------    --------
 Total non-interest
  expenses                          135,547   120,916   115,090   119,163     108,899       127,667      123,250     120,667
 Gain on sale of subsidiary               -         -         -         -           -        50,181/(2)/       -           -
                                   --------  --------  --------  --------    --------      --------     --------    --------
Income before income taxes
 and extraordinary charge            19,984    17,260    16,221    15,028      11,575        70,592       10,637      10,651

Income tax provision                  7,672     6,445     6,119     5,266       5,165        28,173        3,831       4,413
                                   --------  --------  --------  --------    --------      --------     --------    --------

Income before
 extraordinary charge                12,312    10,815    10,102     9,762       6,410        42,419        6,806       6,238

Extraordinary charge, net of
 income taxes of $1,561                   -         -         -         -      (2,900)/(1)/       -            -           -
                                   --------  --------  --------  --------    --------      --------     --------    --------
Net income                         $ 12,312  $ 10,815  $ 10,102  $  9,762    $  3,510/(1)/ $42,419/(2)/ $  6,806    $  6,238
                                   ========  ========  ========  ========    ========      ========     ========    ========

------------------------
(1) Includes a $2.9 million after-tax charge related to the early retirement of the Company's junior subordinated debentures.
(2) Includes a $50.2 million pre-tax ($30.2 million after-tax) gain on the sale of BETA.

The following table sets forth certain financial data as a percentage of net revenues.

                                                                   Three months ended
                                                                   ------------------
                                   9/30/97   6/30/97   3/31/97   12/31/96   9/30/96      6/30/96   3/31/96   12/31/95
                                   -------   -------   -------   --------   -------      -------   -------   --------
Revenue:
  Commissions                        47.0%     44.8%     47.1%      42.7%      42.1%       40.7%     42.9%      37.8%
  Principal transactions             18.1      17.8      17.7       17.6       21.9        23.3      23.1       23.5
  Investment banking                  9.8      11.2       7.6       12.8        9.7        11.2       7.8       11.8
  Asset management                   11.9      11.8      12.3       11.0       12.3         8.9      10.8       10.6
  Other                               4.8       6.1       6.7        7.3        6.0         9.1       8.8       11.1
  Interest                           16.8      13.2      13.7       13.7       15.2        13.0      13.6       14.8
                                    -----     -----     -----      -----      -----       -----     -----      -----
  Total revenue                     108.4     104.9     105.1      105.1      107.2       106.2     107.0      109.6
  Interest expense                    8.4       4.9       5.1        5.1        7.2         6.2       7.0        9.6
                                    -----     -----     -----      -----      -----       -----     -----      -----
  Net revenue                       100.0     100.0     100.0      100.0      100.0       100.0     100.0      100.0
                                    -----     -----     -----      -----      -----       -----     -----      -----

Non-interest expenses:
  Compensation and benefits          59.8      58.1      59.8       59.7       62.8        60.0      64.8       63.3
  Brokerage and clearance             2.9       2.9       3.2        2.9        3.1         2.6       2.2        2.0
  Communications                      7.1       7.5       7.3        7.1        7.4         6.5       7.7        7.8
  Occupancy and equipment             6.6       7.2       7.6        6.9        8.0         6.8       7.6        8.2
  Promotional                         3.3       4.0       3.5        3.9        3.6         3.0       3.0        2.6
  Other                               7.4       7.8       6.2        8.3        5.5         7.3       6.8        8.0
                                    -----     -----     -----      -----      -----       -----     -----      -----
  Total non-interest expenses        87.1      87.5      87.6       88.8       90.4        86.2      92.1       91.9
  Gain on sale of subsidiary            -         -         -          -          -        33.9 (2)     -          -
                                    -----     -----     -----      -----      -----       -----     -----      -----
Income before income taxes
  and extraordinary charge           12.9      12.5      12.4       11.2        9.6        47.7       7.9        8.1

Income tax provision                  5.0       4.7       4.7        3.9        4.3        19.0       2.9        3.4
                                    -----     -----     -----      -----      -----       -----     -----      -----

Income before
  extraordinary charge                7.9       7.8       7.7        7.3        5.3        28.7       5.0        4.7
                                    -----     -----     -----      -----      -----       -----     -----      -----

Extraordinary charge, net of
  income taxes                          -         -         -          -        (2.4) (1)     -         -          -
                                    -----     -----     -----      -----      -----       -----     -----      -----

Net income                            7.9%      7.8%      7.7%       7.3%        2.9% (1)  28.7% (2)  5.0%       4.7%
                                    =====     =====     =====      =====      =====       =====     =====      =====

--------------------
(1) Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.

(2) Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.

     The generally favorable trend in the Company's revenues for the eight quarterly periods ended September 30, 1997 reflects the favorable retail brokerage industry market conditions and relative stability in the fixed income markets. Revenues in the first quarter of 1997 and the third quarter of 1996 were adversely effected by market volatility and decreased transactional volume seen throughout the industry at that time. Net revenues during this eight-quarter period followed the same trend.

     As a percentage of net revenues, non-interest expenses have generally trended downward during such periods, which management believes to be a result of the Company's focus on cost containment. The absolute dollar variations in non-interest expenses are generally attributable to compensation and benefits expense and brokerage and clearance expense which are significantly correlated to revenues.

     Net income (both in absolute dollar amounts and as a percentage of net revenues) also reflects a positive trend during this eight-quarter period, with the exception of the third quarter of 1996 when weaker market conditions occurred; and the second quarter of 1996 which includes the one time gain on the sale of BETA.

Liquidity and Capital Resources

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, as needed, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable laws or regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 2 of Notes to Consolidated Financial Statements contained in Item 1 of this report.

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

     The Company believes that its current level of equity capital and available credit resources, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, Inc. and EVEREN Clearing Corp., the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly and/or are collateralized by marketable securities. The Subsidiaries' total assets and the individual components of total assets vary from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at September 30, 1997 and December 31, 1996 were approximately $2.0 billion and $1.8 billion, respectively.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, securities loaned and, through payables to customers, brokers and dealers. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and other money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At September 30, 1997, the Subsidiaries had approximately $600 million in uncommitted credit lines with several banks.

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

Nine months ended September 30, 1997 and 1996

     Cash and cash equivalents at September 30, 1997 and 1996 totaled $50.4 million and $18.0 million, respectively, reflecting increases of $3.8 million and $3.5 million, respectively.

     For the nine months ended September 30, 1997 cash used by operating activities was funded through financing activities, primarily by an increase in bank loans payable, while in 1996 cash provided by operating activities and investing activities, primarily the proceeds from the sale of BETA, were used to reduce bank financings.

     Net cash used by operating activities totaled $119.5 million in 1997 and net cash provided from operating activities totaled $68.7 million in 1996. In 1997, changes in securities owned and securities sold not yet purchased of $53.0 million and securities purchased under agreements to resell and repurchase of $85.8 million used cash. These uses were partially offset by changes in securities borrowed and loaned of $47.6 million. In 1996, there were changes in securities borrowed and loaned of $199.6 million and changes in other assets and other liabilities of $130.8 million which generated cash. These sources were partially offset by a $18.8 million increase in securities owned and securities sold not yet purchased and a $78.9 million use of funds related to the net change in receivables from and payables to customers, broker-dealers and others.

     In 1997, net cash used in investing activities of $.9 million is the result of collections of principal on investments in mortgage-backed securities of $11.2 million offset by a net increase of $12.1 million due to the purchases of fixed assets, primarily technology related. In 1996 cash provided from investing activities of $58.3 million resulted primarily from the $59.3 million net proceeds from sale of BETA and the $2.1 million of net cash flows from the sale of fixed assets and principal collections on investments in mortgage-backed securities of $13.0 million, which were offset by $6.6 million of fixed asset purchases and $9.5 million of purchases of investments in mortgage-backed securities.

     In 1997, net cash flows from financing activities amounted to $124.2 million, the net result of a $134.0 million increase in bank loans, $7.9 million of proceeds from the issuance of common stock under its equity participation programs, payment of dividends of $4.6 million, purchase of treasury stock of $1.9 million and the repayment of collateralized mortgage obligations of $11.2 million. In 1996 the Company's financing activities used $123.6 million of net cash flows, the net result of a $106.8 million decrease in bank loans, $12.9 million of repayments of collateralized mortgage obligations, money collected under an indemnification agreement of $12.9 million, proceeds from common stock issuance of $7.0 million, $22.9 million release of shares related to

KSOP loan, payment of a special purpose cash dividend on its common stock of $13.9 million, and $9.4 million proceeds from the issuance of collateralized mortgage obligations.

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

     Based on relative notional amounts, management believes that the Company's derivative activities are not as extensive as those of many of its competitors. The Company does not engage in the speculative trading of derivatives. Instead, the Company focuses its derivative activities on trading in forward and futures contracts in U.S. government and agency issued or guaranteed securities as hedges against the Company's securities inventory positions. The Company also executes transactions in exchange-traded futures contracts and listed options on behalf of its customers.

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

     At September 30, 1997 and December 31, 1996, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):


                                        9/30/97   12/31/96
                                       --------  ---------
Owned
-----
Obligations of the U.S. Government
  or its agencies                      $106,478  $  83,083
State and municipal obligations          29,864     10,354
Corporate debt obligations               78,326     58,115
Corporate stocks and warrants            13,364      8,459
Other                                     1,437        929
                                       --------  ---------
                                       $229,469  $ 160,940
                                       ========  =========

Sold, not yet purchased
-----------------------

Obligations of the U.S. Government
  or its agencies                      $ 77,280  $  68,713
State and municipal obligations             361        657
Corporate debt obligations               18,890      8,461
Corporate stocks and warrants             7,766     11,372
Other                                       986        506
                                       --------  ---------
                                       $105,283  $  89,709
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

     The Company's trading activities result in the creation of inventory positions. Position and exposure reports are prepared daily by operations staff. Such reports are distributed to and reviewed independently on a daily basis by the Company's risk management committee as well as members of senior management. In addition, the corporate accounting group prepares daily consolidated summarized position reports indicating both long and short exposure. These reports, which are distributed to various levels of management throughout the Company, enable senior management to better monitor inventory levels and results of the trading areas. The Company also reviews and monitors, at various levels of management, inventory aging, pricing, concentration and securities ratings.

     In addition to position and exposure reports, the Company produces daily revenue reports which summarize the trading, interest, commissions, fees, underwriting and other revenue items for each of the trading departments. Daily revenue is reviewed for various risk factors and is independently verified by members of the risk management committee. The daily revenue report is summarized by the corporate accounting group and distributed to various levels of management throughout the Company, together with position and exposure reports. These reports enable senior management to monitor and better control the overall activity of the trading areas.

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

     Cuyahoga County, Ohio Litigation (Jones, et al. v. McDonald & Co., et al.). In August 1995 a lawsuit was filed in the Court of Common Pleas of Cuyahoga County, Ohio on behalf of the County of Cuyahoga (the "County"), the State of Ohio and the Board of County Commissioners against eight broker-dealers and banks, including EVEREN Securities, relating to investment losses suffered by the County and its Secured Assets Fund Earnings program (the "S.A.F.E. Fund"). Plaintiffs' second amended complaint alleges that the defendants facilitated and assisted the staff of the County's investment department in engaging in certain investment activity that was risky and speculative and that violated the S.A.F.E. Fund's policies and procedures and certain state laws. The investments at issue consisted of fixed-income securities, specifically U.S. Treasuries and government agency securities, financed by reverse repurchase transactions. When interest rates rose dramatically in 1994, resulting in a decline in the value of the County's investment portfolio, the County terminated the S.A.F.E. program, liquidated its portfolio and incurred losses. Thereafter, the County Treasurer was convicted of dereliction of duty, but that conviction was overturned on appeal. The County's Chief Investment Officer pled guilty to dereliction of duty and falsification. The complaint seeks unspecified compensatory damages and punitive damages, costs and attorneys' fees, alleging investment losses in the "tens of millions of dollars." News reports have indicated that the County incurred investment losses exceeding $100 million. The complaint alleges breach of fiduciary duty and negligence by EVEREN Securities and the other defendants. The complaint also alleges fraud, misrepresentation and violation of the Ohio securities law by three defendants other than EVEREN Securities in connection with certain of the County's securities issuances. The Ohio Supreme Court has disqualified all Cuyahoga County judges from hearing the case, and a retired judge from another Ohio county has been assigned. The court has also disqualified the County Prosecutor's office from serving as co-counsel for the plaintiff because of the office's alleged misconduct in issuing illegal grand jury subpoenas and alleged destruction of relevant documents. The County Prosecutor's Office has asked the County Commissioners at a regularly scheduled meeting to consider a proposed settlement of the litigation negotiated between counsel for the County, EVEREN and several other defendants.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     11   Pro Forma Computation of earnings per share

     27   Financial Data Schedule

(b) Reports on Form 8-K have been filed by the Registrant during the period covered by this report

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVEREN CAPITAL CORPORATION



Date: November 12, 1997            By: /s/Daniel D. Williams
                                       ---------------------
                                       Daniel D. Williams
                                       Senior Executive Vice President
                                       Treasurer and Chief Financial Officer
                                       (Principal Financial Officer)




                                   By: /s/Thomas M. Mansheim
                                       ---------------------
                                       Thomas M. Mansheim
                                       Executive Vice President
                                       Controller and Chief Accounting Officer