Form 10-K405
period 1997-12-31
EVEREN CAPITAL CORP
filed 1998-03-31
CIK 945770

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended  DECEMBER 31, 1997
                              ----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ________ to ________________

     Commission file number  1-13940
                             ----------------

                           EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      36-4019175
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  77 WEST WACKER DRIVE, CHICAGO, ILLINOIS                60601
 ----------------------------------------        -------------------
  (Address of principal executive offices)               (Zip)

Registrant's telephone number, including area code  (312) 574-6000
                                                   ----------------


Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                              of which registered
-------------------                          ----------------------------
Common Stock                                 New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on this Form 10-K. [X]

As of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $286,937,000 (based on the closing price on the New York Stock Exchange and on the assumption that the 10,118,155 shares held by the trustee of the registrant's 401(k) and stock ownership plan are considered held by an "affiliate").

As of March 16, 1998 the following number of shares were outstanding for each class of the registrant's common stock:

         Common Stock,  $.01 par value - 17,411,900

Documents Incorporated by Reference - Certain sections of the Registrant's Proxy Statement dated March 31, 1998 for Annual Meeting of Stockholders to be held May 11, 1998 are incorporated into Part III of this Form 10-K.

                                      INDEX

PART I                                                                 PAGE
------                                                                 ----
Item 1.   Business                                                       4
Item 2.   Properties                                                    16
Item 3.   Legal Proceedings                                             16
Item 4.   Submission of Matters to a Vote of Security Holders           17


PART II
-------
Item 5.   Market for Registrant's Common Equity
              and Related Stockholder Matters                           17
Item 6.   Selected Financial Data                                       19
Item 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                 20
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk    37
Item 8.   Financial Statements and Supplementary Data                   40
Item 9.   Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                  66


PART III
--------
Item 10.  Directors and Executive Officers of the Registrant            66
Item 11.  Executive Compensation                                        69
Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                              69
Item 13.  Certain Relationships and Related Transactions                69


PART IV
-------
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K                                                      69

POWER OF ATTORNEY AND SIGNATURES                                        S-1

EXHIBIT INDEX                                                           E-3

PART I
ITEM 1.    BUSINESS

General

         EVEREN Capital Corporation and its subsidiaries ("EVEREN" or the "Company") is a full-service securities brokerage firm that provides a broad range of investment services and products primarily to individuals and also to institutions, corporations and municipalities. The Company's core strength is its retail operations, which are focused on individual investors and which generated more than 70% of the Company's net revenues in each of the last three years. The Company also engages in capital markets, asset management and clearing activities that complement and capitalize on the strength of the Company's retail operations. The statistics in the following discussion do not include information relating to Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("PFSI"), which was acquired in January 1998.

         In its retail business, conducted primarily through its wholly-owned subsidiary, EVEREN Securities, Inc. ("EVEREN Securities"), the Company focuses on maintaining and developing strong client relationships in local and regional markets while providing the breadth and quality of services and products offered by national brokerage firms. Headquartered in Chicago, the Company operates its retail business through an integrated network of approximately 1,330 investment consultants located in approximately 140 offices in 27 states. As of January 1, 1997, EVEREN was ranked as the twelfth largest brokerage firm in the United States based on number of retail investment consultants, according to the Securities Industry Association. At year end, EVEREN held over $48.9 billion of customer assets in approximately 500,000 client accounts.

         EVEREN enjoys strong market positions in targeted regional markets with approximately 72% of branch offices and 75% of its investment consultants located in the states of Illinois, California, Ohio, Wisconsin, Colorado and Texas. EVEREN's market penetration is primarily the result of the consolidation and integration in 1990 of five prominent predecessor firms to form a network of seasoned investment consultants.

         The Company also provides a full range of equity and fixed income products, investment banking services and other capital markets products and services through approximately 400 professionals located in approximately 14 offices in major cities in the United States. The Company has increased the coordination of its investment banking, syndicate and trading activities, focusing those activities on middle market and growth companies in selectively targeted industries in which management believes the Company has specialized expertise. In addition, EVEREN expanded its asset management business through a joint venture with Mentor Investment Group, Inc. ("Mentor"), an asset management company that had approximately $12 billion of assets under management at year end 1997. Through its subsidiary, EVEREN Clearing Corp. ("EVEREN Clearing"), the Company also provides securities clearing services to its trading and brokerage areas and approximately 30 correspondent firms.

         In September 1995, the Company became independently owned when the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan ("KSOP") purchased 96.6% of the Company's then outstanding Common Stock (the "Buy-out") from Kemper Corporation ("Kemper") for an aggregate cash price of $71.4 million ($55.0 million of which was funded by bank borrowings) plus $30.0 million of the Company's Exchangeable Preferred Stock. In October 1996, the Company completed its initial public offering whereby 4.6 million shares of its Common Stock were sold at a price of $18.50 per share. Approximately 70% of the Company's

Common Stock is currently employee-owned, with approximately 90% of the Company's current employees having an ownership interest. The Company experienced net losses in 1993, 1994 and 1995 of $3.7 million, $2.2 million and $15.9 million, respectively. Since the Buy-out, EVEREN has experienced improved growth and profitability relative to prior periods. For the fourth quarter of 1995, its first full quarter as an independent entity, the Company reported net income of $6.2 million on net revenues of $131.3 million compared to net income of $0.7 million on net revenues of $114.2 million for the fourth quarter of 1994. For the year ended December 31, 1996, the Company generated net income of $62.5 million, including a $30.2 million after-tax gain on the sale of a subsidiary, on net revenues of $536.6 million compared to a net loss of $15.9 million on net revenues of $490.7 million for 1995. For the year ended December 31, 1997, the Company generated net income of $46.6 million on net revenue of $593.1 million, an 11% increase compared to 1996. Management believes that the Company's independence and employee ownership have resulted in high levels of employee motivation, confidence and commitment, which have in turn contributed significantly to the Company's improved performance.

Strategy

         EVEREN is dedicated to expanding its retail brokerage franchise while increasing the proportion of revenues and profits contributed by its capital markets and asset management businesses. The Company continually focuses on enhancing its profitability through revenue growth and cost containment. Key elements of the Company's strategy include actions to:

     - Provide a high level of value-added service to clients. Management seeks to provide its retail investment consultants with a work environment and resources that enable them to offer clients service equal or superior to that provided by most national brokerage firms and a range of products and services broader than those offered by most competing regional brokerage firms. Management believes that the Company's ability to provide clients with superior service is primarily attributable to the long average tenure and industry experience of its investment consultants, a high average level of support staff per investment consultant and the breadth of the Company's service and product offerings. The Company is also actively seeking to enhance the consultative, as opposed to transaction-oriented, approach in an effort to meet and serve its clients' needs more effectively.

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

     - Expand capital markets activity. The Company intends to increase its origination of equity products. To implement this strategy, the Company has increased the coordination of its research, investment banking, syndicate and equity trading activities to focus those activities on middle market and growth companies in a group of core industries. By focusing its activities, the Company expects to enhance its reputation in such industries and increase its penetration, thereby leading to the execution of a greater volume of larger, higher margin transactions.

     - Pursue opportunistic acquisitions consistent with the Company's overall strategy. The Company intends to selectively pursue acquisition opportunities that either deepen penetration in its existing markets or add new, sufficiently penetrated, markets to its franchise. Management intends to selectively pursue acquisitions that are likely to further leverage the Company's infrastructure. In that regard, on January 9, 1998, the Company completed the acquisition of Principal Securities Holding Corporation and its wholly owned subsidiary, Principal Financial Securities, Inc., from Principal Mutual Life Insurance Company for $75 million in cash. PFSI is a registered securities broker-dealer and will operate as a separate subsidiary of EVEREN until PFSI's back office and other operating activities are combined with those of EVEREN Securities.

     - Maintain rigorous cost discipline. The Company seeks to minimize operating costs and to convert fixed costs to variable costs as appropriate. The Company regularly reviews the expense levels in, and profit contributions of, each retail branch office and business unit to determine appropriate consolidation and other cost saving opportunities. In addition, the Company has closely aligned the compensation structure for branch managers and other managerial personnel to profitability targets and the attainment of cost containment goals. The Company also seeks to reduce fixed cost by divesting non-core businesses, such as BETA Systems, Inc. ("BETA"), a wholly owned data processing and quote service subsidiary, which was sold on April 30, 1996 for $63.5 million, and resizing certain business units, such as its municipal bond unit. The Company intends to continue to consider from time to time the divestiture, elimination or resizing of other non-core businesses, programs or assets in order to increase the focus on its retail brokerage, capital markets and asset management businesses.

     - Maintain conservative risk profile. The Company continues to control the risk in each of its businesses. Securities inventories are maintained at relatively low levels, hedged to the extent practicable and subjected to strict risk management guidelines. The Company seeks to limit its exposure to trading losses by focusing its trading activity on facilitating its retail and institutional businesses rather than on trading for its own account. Management seeks to foster a conservative approach to risk through a number of mechanisms, including the linking of trader compensation to production as a priority over trading profits, an emphasis on compliance, a focus on education and the use of risk management systems monitored on a daily basis.

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

         Lower price levels of securities may result in (a) reduced volume of securities, options and futures transactions, with a consequent reduction in revenues, (b) losses from declines in the market value of securities held in trading, investment and underwriting positions and (c) reduced management fees calculated as a percentage of assets managed. In periods of low volume, levels of profitability are further adversely affected because certain expenses remain relatively fixed. Illiquid markets may result in the Company having difficulty selling securities, hedging its securities positions and investing funds under its management. The Company believes its trading strategy and risk management procedures reduce its exposure to losses resulting from such risks, although there can be no assurance that such losses will not occur or if they do, that they will not be material.

Dependence on Outside Sources of Financing

         The Company, like others in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations, principally to finance customer margin account balances and certain other transactions. The principal sources of the Company's cash and liquidity are commissions, repurchase agreements, collateralized bank loans and securities lending activities. EVEREN Clearing, the Company's clearing subsidiary, maintains credit lines aggregating approximately $535 million with several banks, of which $304 million (including $40 million of unsecured credit arrangements) had been drawn down as of December 31, 1997.

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

         Markets

         EVEREN's investment products and services are marketed to clients by a network of approximately 1,330 investment consultants operating out of approximately 140 retail branch offices in 27 states. Although EVEREN Securities' single largest office in terms of revenue in 1997 was in New York City, approximately three-quarters of the Company's investment consultants are located in branch offices in California (310 investment consultants), Ohio
(171), Illinois (159), Texas (126), Wisconsin (119), and Colorado (97). Many of EVEREN's retail offices are located in smaller cities or suburban areas. The Company's top fifteen performing branch offices accounted for 33% of retail sales revenues in 1997.

         Retail Products and Services

         EVEREN offers a full line of investment products to its retail clients. These include cash management accounts, listed and over-the-counter stocks, government and corporate bonds, tax-exempt state and local government bonds, open- and closed-end mutual funds, unit investment trusts, commodities, individual retirement accounts ("IRAs") and a wide variety of investment advisory products. Service offerings include investment advisory services, financial planning services such as retirement planning and planning for college funding, asset allocation advice, margin loans and prototype 401(k) plans and services.

         The table below sets forth the percentage contribution of various retail investment products and services to EVEREN's 1997 retail revenues:

                                                           PERCENTAGE OF
   PRODUCT/SERVICE                                      RETAIL REVENUES (1)
   -------------------                                  -------------------
   Equities                                                     39%
   Asset management                                             14
   Margin interest                                              13
   Mutual funds                                                 14
   Other                                                        11
   Taxable fixed income                                          6
   Municipals                                                    3
                                                              -----

   Total                                                       100%
                                                              =====

(1) Retail revenues include commissions, principal sales credits, 12b-1 and managed account fees credited to the production of an individual investment consultant, as well as asset management and margin interest income earned on related client assets.

         In May 1996 as part of its strategy to grow client assets and increase asset management activity, EVEREN introduced two new forms of cash management accounts, the EVEREN Automatic Access Account(R) ("AAA") and the EVEREN AdvantageSM account ("Advantage"). AAA and Advantage are designed to allow clients to consolidate their financial assets in a full service, integrated account. AAA accounts feature numerous services, including a daily sweep of any cash in the client's account to a money market mutual fund, unlimited free checking, debit cards, margin account access and automatic bill payment. Advantage account holders also will receive customized statements showing gain and loss information, complimentary IRA and EVEREN Online Service, a service that will provide the client with direct access to his or her account information via computer modem.

         Investment Advisory Services

         The Company's investment advisory services include performance monitoring, selection of third party investment managers and, to a limited extent, discretionary asset management. The investment advisory services offered by the Company are tailored for a variety of clients, including individuals, pension and profit-sharing plans, trusts and estates, charitable organizations, corporations and other business and governmental entities. These services are provided by approximately 210 investment consultants located in 75 of the Company's branch offices. Investment advisory services are typically rendered on a fixed or "wrap" fee basis, such that all services, including execution services, are provided by EVEREN for a fixed fee, payable quarterly, usually a percentage of assets under management.

         Investment Consultants

         Productivity and Tenure. One of the strengths of the Company's retail business is the experience and productivity of its investment consultants. Management believes that average production and average client assets per investment consultant are important measures of productivity.


PER INVESTMENT CONSULTANT                 1997        1996       1995        1994        1993
-------------------------                 ----        ----       ----        ----        ----
Average production for period (1)      $329,000    $306,000   $275,000    $258,000   $295,000
Average client assets at period end
  (in millions) (2)                       $36.8       $32.8      $27.8       $23.2      $26.5

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

         Based upon a confidential industry survey conducted by a third party, management believes that the average production generated by the Company's investment consultants exceeded the industry average of $294,738 for regional firms in 1997 and was slightly below the industry average of $354,617 for all firms. In 1995, 1996 and 1997, the Company had 27, 38, and 41 investment consultants, respectively, whose production exceeded $1,000,000. On average, EVEREN's investment consultants (excluding the PFSI investment consultants) have more than eight years of tenure with the Company and 16 years of experience in the securities brokerage industry.

         Recruiting. In order to achieve its desired market share penetrations, EVEREN is building its investment consultant base by recruiting experienced investment consultants in targeted markets, as well as selectively training new investment consultants. The Company added a net of 113 new investment consultants in 1997, compared to an increase of net 69 investment consultants for 1996. The Company faces significant competition from other firms seeking to recruit qualified investment consultants, and there can be no assurance that the Company's recruiting and retention efforts will be successful.

         Training. The Company intends to strengthen its base of investment consultants by means of its ongoing training programs. Through EVEREN University, which provides coordinated training and educational programs, a core curriculum has been developed to help experienced investment consultants gather more client assets and serve clients more effectively. Trainee investment consultants participate in a program that focuses on a consultative rather than transactions-oriented approach, asset gathering, technology and overall financial planning for clients. See "--EVEREN University and EVEREN Foundation."

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

Capital Markets Activities

         The Company engages in a full range of capital markets activities, including product origination, trading and research of equity, taxable fixed income and municipal securities. The Company's capital markets activities are primarily client-driven, in contrast to those of many other securities firms which emphasize proprietary trading, and currently account for approximately 15.4% of the Company's net revenues. Capital markets activities are conducted through approximately 400 professionals in 14 offices located in major cities across the United States.

         Equities

         The Company seeks to focus its equity capital markets activities increasingly on institutional clients because of their greater share volumes and resulting revenues. The Company has coordinated its equity securities research, investment banking, syndicate and trading activities by industry group and focused those activities on middle market and growth companies in a group of core industries. These industries currently include financial services (primarily thrifts, insurance companies and finance companies), real estate, technology (primarily computer hardware and software), consumer goods (primarily retail, catalogues and restaurants), industrials (primarily specialty chemicals, capital goods and selected manufacturing), telecommunications (primarily equipment and wireless and landline services) and health care. The Company added coverage of the energy industry with the acquisition of PFSI.

         Research. The Company provides equity research coverage on a group of middle-market and growth companies in the Company's core industries. The Company's research staff prepares periodic reports on approximately 225 publicly traded companies and uses a team approach that is designed to allow depth of coverage. In addition, the Company purchases research coverage from two well-regarded investment banks. This out-sourcing of research provides the broad services needed by retail investment consultants and clients and allows the Company's in-house analysts to focus where they can add value. The Company also maintains a research liaison desk to provide responsive support service to its investment consultants and retail clients.

         Investment Banking. The Company offers a broad range of investment banking services primarily relating to equity offerings and private placements to middle market and growth companies, principally in the Company's core industries. The Company has approximately 40 investment banking professionals in 3 locations. The Company also offers other investment banking services, including mergers and acquisitions advisory and debt origination.

         Institutional Sales. The Company distributes equity securities through an institutional equity sales force that primarily serves mid-size and large institutional clients. The Company has approximately 30 institutional equity sales professionals located in 4 offices. In 1997, the institutional equity sales force generated $27.4 million of revenues.

         Trading. The Company makes a market in approximately 350 over-the-counter stocks, including most of those covered by the Company's research department. EVEREN employs approximately 20 trading professionals who execute transactions in both over-the-counter and listed securities primarily for retail and institutional clients. Traders are paid based on a formula that encourages them to work with the Company's investment consultants and institutional sales professionals to generate sales revenues as a priority over trading profits. The Company seeks to limit its exposure to trading losses by focusing its trading activity on facilitating its retail and institutional businesses rather than on trading for its own account. The Company imposes low position limits for its traders.

         Taxable Fixed Income

         The Company provides a broad range of government, government agency and corporate fixed income securities to its retail and generally smaller institutional clients. A relatively small amount of the taxable fixed income securities offered by the Company are originated internally, most are obtained in the secondary market. The taxable fixed income department employs approximately 75 professionals, including fixed income research personnel who primarily provide investment ideas and credit oversight. To facilitate its taxable fixed income activities, the Company enters into standard repurchase and reverse repurchase agreements with qualified institutional clients.

         Municipals

         The Company provides underwriting and financial advisory services to, and distributes securities of, tax-exempt municipalities principally in the Midwest. The Company's municipal securities business includes approximately 15 public finance investment bankers and analysts that provide underwriting and financial advisory services.

Gateway Mortgage Acceptance Corporation

         Gateway Mortgage Acceptance Corporation ("Gateway") is a wholly-owned limited purpose subsidiary whose business activities are limited to issuing series of collateralized mortgage obligations, directly or through one or more trusts beneficially owned by it, to retail investors and purchasing, owning and selling other mortgage-related assets associated with collateralized mortgage obligations. In the fiscal year ended December 31, 1997, Gateway, as a pass-through entity, accounted for approximately $11.2 million of interest income and approximately $10.9 million of interest expense of the Company. Gateway has no employees. Gateway retains the right to call, beginning four years after issuance, the collateralized mortgage obligations it issues at par and may realize gains on the disposition of the underlying collateral. See Notes 2, 7 and 8 of Notes to Consolidated Financial Statements.

Mentor Joint Venture

         In 1996, the Company entered into a joint venture (the "Joint Venture") pursuant to which it acquired an initial 20% ownership interest in Mentor, the asset management subsidiary of Wheat First, Butcher Singer, Inc. ("Wheat"), a Mid-Atlantic based securities brokerage firm, for no direct cash consideration. The Joint Venture Agreement ("JVA") provides the Company with an opportunity not later than March 31, 1999 to increase its ownership stake in Mentor up to a maximum 50% equity interest (or such lesser equity interest equal to Wheat's equity interest if another firm is added to the Joint Venture).

         By entering into the Joint Venture, the Company is seeking to grow client assets under management by offering a greater range of asset management products and, through its ownership interest in Mentor, to capture a portion of earnings relating to client assets under management that would otherwise be earned by third-party vendors.

         Mentor is a regional asset management firm headquartered in Richmond, Virginia that offers seven distinct investment styles (cash, active fixed income, balanced, tactical asset allocation, large capitalization quality growth, global/international equity growth and small/mid-capitalization equity growth) through retail mutual funds, institutional mutual funds and separately managed portfolios. As of December 31, 1997, Mentor had approximately $12 billion in assets under management compared to $1.0 billion in early 1993.

         As of December 31, 1997, the Company had transferred approximately $3.2 billion of money market mutual fund assets held in client accounts to Mentor-sponsored funds. The JVA prohibits each of the Company and Wheat from engaging, directly or indirectly, in the asset management business other than through Mentor or through activities generally engaged in by broker-dealer firms.

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

         EVEREN Clearing was incorporated in Delaware in 1984 to service the clearing needs of the broker-dealers then affiliated with Kemper. EVEREN Clearing expanded its clearing services to outside broker-dealers in order to leverage its clearing structure, thereby reducing EVEREN Securities' clearing costs. As of December 31, 1997, EVEREN Clearing provided clearing services for approximately 30 non-affiliated broker-dealers.

EVEREN University and EVEREN Foundation

         In 1996, the Company established EVEREN University to provide coordinated training, education and development programs for Company employees, clients and others. Separate courses and programs continue to be developed for experienced investment consultants, trainees, branch office managers and other employees that are designed to enhance their fundamental and professional skills and improve their familiarity with the services and products the Company offers.

         In conjunction with EVEREN University, the Company established the EVEREN Foundation (the "Foundation"), a not-for-profit corporation through which the Company's employee matching gift program, its annual retail "charity day" and other charitable programs are coordinated and funded. The Foundation's focus is education.

Employees

         At December 31, 1997, the Company employed approximately 3,400 persons. Of that number, approximately 3,000 were employed by EVEREN Securities and approximately 400 were employed at EVEREN Clearing.

Competition

         All aspects of the Company's business are highly competitive. The Company competes directly with national, regional and local full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks and indirectly for client assets with insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. Such mergers and acquisitions have increased competition from these firms, many of whom have significantly greater equity capital, financial and other resources than the Company. With respect to retail brokerage activities, many of the regional firms with whom the Company competes have operated in their regions significantly longer than has the Company and have established long-standing client relationships. In addition, the Company expects competition from domestic and international commercial banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks relating to the sale of securities.

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

Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. EVEREN Securities and EVEREN Clearing are registered as broker-dealers, and EVEREN Securities is registered as an investment adviser, with the Commission. They are subject to regulation by the Commission and by self-regulatory organizations, principally the NASD and Municipal Securities Rulemaking Board ("MSRB") and national securities exchanges such as the NYSE. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EVEREN Securities is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, such self-regulatory organizations and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers or employees. The Company believes that it is currently in material compliance with the regulations to which it is subject.

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

        EVEREN Securities receives flow-through capital benefits from EVEREN Clearing, to the extent available, in accordance with the Net Capital Rule. At December 31, 1997, EVEREN Securities had net capital, as defined, of $152 million, which exceeded its minimum net capital requirement by $151 million. EVEREN Clearing had net capital of $73.8 million at December 31, 1997, which exceeded its minimum net capital requirement by $54.6 million.

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

ITEM 2. PROPERTIES

EVEREN Securities leases 241,000 square feet of office space (and an additional 36,000 square feet of warehouse space) in Chicago, Illinois; 136,000 square feet in two locations in Houston, Texas, a significant portion of which is subleased; 26,000 square feet in Cleveland, Ohio; 118,000 square feet in two locations in Milwaukee, Wisconsin; 38,000 square feet in two locations in New York City; 30,000 square feet in San Francisco, California; 21,000 square feet in Denver, Colorado; and approximately 650,000 square feet in other locations nationwide.

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

         Following are descriptions of certain of the lawsuits in which the Company is currently a named defendant. Although there can be no assurances, the Company does not believe that the ultimate outcome of either of these lawsuits, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations.

         In Re NASDAQ Market-Maker Antitrust Litigation. In December 1994 a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York against thirty-three broker-dealer market makers in The NASDAQ National Market System ("NASDAQ") traded securities, including EVEREN Securities, alleging the defendants had conspired to fix the "spread" between bid and asked prices for NASDAQ traded securities in violation of Section 1 of the Sherman Act. In November 1996, the Court certified a class of investors on behalf of whom the plaintiffs purport to bring this action including customers of the defendants who purchased or sold securities on NASDAQ during a period from May 1989 through May 1994. On December 23, 1997, all but one remaining defendant reached an agreemnt in principle to settle this lawsuit. In consideration for the dismissal of this action, the Company paid $135,949 into an escrow account in January 1998 and agreed that on or before September 30, 1998, it would pay into an escrow account the additional sum of $4,811,876 or deposit into the escrow account U.S. Treasury securities which shall mature on or before July 30, 1999, having a value at maturity of $4,811,876. The settlement is subject to court approval, and a hearing on the entry of final judgment has been scheduled for September 1998.

         Estate of Braunstein, et al.v. Merrill Lynch, Pierce, Fenner & Smith, Inc., et al. EVEREN Securities is named as a defendant, together with ten other broker-dealers, in a purported class action lawsuit filed in the Supreme Court of the State of New York, County of New York, in May 1994. Plaintiffs purport to state claims individually and on behalf of a class of all individuals or entities who have had accounts with one or more of the defendants in which they have had free credit balances from which the defendants have derived economic benefit for which they have not accounted to the plaintiffs. Plaintiffs allege that defendants unlawfully retained interest earned on free credit balances in broker-dealer accounts. Plaintiffs seek compensatory damages, the imposition of a constructive trust, an injunction to require the payment of interest on free credit balances, costs and attorneys' fees. In June 1995, the court dismissed plaintiffs' complaint for failure to state a claim. Plaintiffs then filed an amended complaint containing similar claims. Defendants' motion to dismiss the amended complaint was denied, but on April 22, 1997, the Appellate Division reversed the lower court and dismissed the action on the grounds of preemption by federal law. Plaintiffs filed a notice of appeal as of right to the New York Court of Appeals, and on September 22, 1997, that appeal was dismissed. On October 16, 1997, plaintiffs filed a motion with the Court of Appeals for leave to appeal, and on December 17, 1997 the Court of Appeals denied the motion. On March 10, 1998 plaintiffs petitioned the United States Supreme Court for certiorari. In addition, in September 1996, the court denied without prejudice plaintiff's motion for class certification.

         In addition to the matters described above, the Company is currently a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities. Some of such actions involve allegations of misconduct by Company employees, and other actions involve claims against the Company by current or former employees. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial position of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the 1997 fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a. Market Information

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "EVR". The high and low sales prices for the Company's Common Stock for each quarter of the Company's last two fiscal years during which the Company's Common Stock was traded on the New York Stock Exchange are as follows:

          1997                                     HIGH           LOW
          ----                                     ----           ----
     4th Quarter                                  $47.688        $35.000
     3rd Quarter                                   40.625         29.375
     2nd Quarter                                   31.250         20.125
     1st Quarter                                   30.250         19.875

          1996
          ----
     4th Quarter*                                  23.375         17.875

*From October 8, 1996 to year-end 1996.

b. Holders

         As of March 2, 1998, there were 962 record holders of the Company's Common Stock according to the records maintained by the Company's transfer agent.

c. Dividends

         Dividends declared during the portion of the last two fiscal years that the Company's Common Stock was listed on the New York Stock Exchange were as follows:

  CALENDAR QUARTER                         FIRST    SECOND   THIRD     FOURTH
  ----------------                         -----    ------   -----     ------
        1997                               $.09      $.09    $.09       $.11
        1996                                  -         -       -       $.09

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA
  (DOLLARS IN MILLIONS):

                                           1997              1996             1995            1994          1993
                                           ----              ----             ----            ----          ----
Revenue:
       Commissions                          $267.9          $225.8           $190.4         $180.5        $241.1
       Principal transactions                102.9           115.3            122.1          119.1         158.5
       Investment banking                     69.5            55.9             47.1           61.9         105.3
       Asset management                       70.9            57.3             53.3           51.5          49.8
       Other                                  33.3            42.2             49.1           43.2          44.9
       Interest                               85.2            74.1             81.2           73.8          74.1
                                            ------          ------           ------         ------        ------
       Total revenue                         629.7           570.6            543.2          530.0         673.7
       Interest expense                       36.6            34.0             52.5           44.8          46.9
                                            ------          ------           ------         ------        ------
       Net revenue                           593.1           536.6            490.7          485.2         626.8
                                            ------          ------           ------         ------        ------
Non-interest expenses
       Compensation and benefits             352.5           331.4            335.5          328.0         387.1
       Brokerage and clearance                17.2            14.5             11.4           11.5          15.1
       Communications                         42.6            38.3             41.8           41.3          49.2
       Occupancy and Equipment                40.8            39.2             54.5           46.4          48.7
       Promotional                            21.5            17.8             13.5           18.9          22.4
       Other                                  43.5            37.8             56.0           51.8         105.8
                                            ------          ------           ------         ------         -----
       Total non-interest expenses           518.1           479.0            512.7          497.9         628.3
       Gain on sale of subsidiary                -            50.2                -              -             -
                                            ------          ------           ------         ------        ------
Income (loss) before income taxes and
  extraordinary item and cumulative
  effect of change in accounting              75.0           107.8           (22.0)         (12.7)         (1.5)
Income tax provision (benefit)                28.4            42.4            (6.1)         (10.5)         (3.3)
                                            ------          ------           ------         ------        ------
Income (loss) before extraordinary item
  and cumulative effect of change in
  accounting                                  46.6            65.4           (15.9)          (2.2)           1.8
Extraordinary charge on early retirement
   of debt, net of income tax benefit of $1.5    -           (2.9)                -              -             -
Cumulative effect of change in accounting
   for income taxes-Jan 1, 1993                  -               -                -              -         (5.5)
                                            ------          ------           ------         ------        ------
Net income (loss)                           $ 46.6          $ 62.5          $(15.9)         $(2.2)        $(3.7)
                                            ======          ======           ======         ======        ======
Earnings per share:
       Basic                                $ 2.89          $ 5.36
                                            ======          ======
       Diluted                              $ 2.70          $ 5.14
                                            ======          ======

Ratio of earnings to fixed charges (a)         2.6             3.4                -              -           1.0
                                            ======          ======           ======         ======        ======

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA (AS OF DECEMBER 31):
  (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Total assets                                $1,906.1      $1,824.3         $2,550.6        $1,554.7     $1,632.4
Long-term obligations                          122.0         137.7            160.7           289.4        285.7
Cash dividends per common share                  .38           .09                -               -            -

(a) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the approximate portion of rental expense representative of the approximate interest factor. For the years ended December 31, 1995 and 1994, earnings were insufficient to cover fixed charges by approximately $22.0 million and $12.7 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the "Selected Financial Data" in Item 6 and the Company's consolidated financial statements and notes thereto contained in Item 8 of this report. In addition to historical information, this report contains forward-looking statements. Such forward looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, capital expenditures, plans relating to the sale of assets of the Company, as well as assumptions relating to the foregoing.

         Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those contemplated by the forward looking statements. Statements in this report, including the notes to the consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", describe factors that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include those discussed below.

BUSINESS ENVIRONMENT

         The Company's principal business activity, retail broker-dealer operations, as well as its investment banking, institutional sales, investment advisory, clearing and other services, are highly competitive and subject to various risks. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results due to these factors and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

         The favorable market and economic conditions which characterized 1996 continued throughout much of 1997, contributing to higher industry-wide securities revenues and net income. Conditions in the U.S. trading markets were favorable for much of fiscal 1997, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low. U.S. financial markets also experienced periods of increased volatility during fiscal 1997. The market for U.S. government securities was particularly strong during the latter part of the year, as market instability in certain Asian markets increased investor demand for less risky investments. The performance of U.S. equity markets also was very positive in fiscal 1997, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a high volume of equity issuances. U.S. equity markets also experienced periods of increased volatility, particularly during the second and fourth fiscal quarters. During both of these periods, equity markets experienced sharp selloffs that were subsequently followed by strong recoveries.

COMPANY DEVELOPMENTS

         On January 9, 1998, EVEREN completed the acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("PFSI"), from Principal Mutual Life Insurance Company for $75 million in cash. PFSI is a registered securities broker-dealer and will operate as a separate subsidiary of EVEREN until PFSI's back office and other operating activities are combined with those of EVEREN Securities.

         Consistent with the generally strong economic and market conditions seen throughout the securities industry in 1997, the Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions that the Company has participated in. The Company's successes in its first full year as a public company have contributed to continued growth in the Company's recruiting efforts and generally positive employee morale.

         In 1996, the Company undertook several key initiatives to better position itself as a full service, super-regional securities brokerage firm. These activities are summarized in the following paragraphs:

         Consistent with its strategy to focus on core businesses, the Company completed the sale of BETA Systems, Inc. ("BETA"), a wholly-owned data processing and quote service subsidiary, on April 30, 1996, for $63.5 million. The sale, which resulted in an after-tax gain of approximately $30.2 million, is reflected in the Company's 1996 results of operations.

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

         On July 25, 1996 the Company entered into a joint venture agreement (the "JVA"), pursuant to which it acquired an initial 20% ownership interest in Mentor Investment Group, Inc. ("Mentor"), the asset management subsidiary of Wheat First Butcher Singer, Inc., for no direct cash consideration. Under the terms of the JVA, the Company's ownership interest may increase to as much as 50%. This joint venture is being accounted for as an equity investment and the Company's proportionate share of the earnings of Mentor since November 1, 1996 (commencement of operations) have been included in the Company's operating results.

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

         On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of its $.01 par value common stock ("Common Stock") were sold at a price of $18.50 per share. The initial public offering resulted in net proceeds of approximately $78 million to the Company. Such proceeds were used to reduce bank loans payable. The Common Stock is listed on the New York Stock Exchange under the symbol "EVR".

         In keeping with its strategic initiative to concentrate on its core businesses, the Company exited certain portions of its municipal institutional sales and trading and the unit investment trust origination businesses in the fourth quarter of 1996.

         Effective January 1, 1996, the Company implemented a quasi-reorganization and revalued its assets and liabilities to fair value as of that date. This revaluation resulted in a reduction in net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. Such revaluation has not had and in the future will not have any significant impact on the operating results of the Company. The balance in retained earnings at December 31, 1997 and 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization. The quasi-reorganization was effected in order to reflect the emergence of the Company as a new organization, signaling the end of its transition from a wholly-owned subsidiary to a fully independent company and enable the Company to present more accurately the new organization's cumulative performance.

YEAR 2000

         The "Year 2000" problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company, utilizing a team of technology professionals, has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to address the issue. The Company is assessing the amount of programming required to upgrade or replace each of the affected programs with the goal of completing all relevant internal software remediation and testing by the end of 1998 with continuing Year 2000 compliance efforts through 1999. In addition, the Company is actively working with all of its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that, with modifications to existing software and the conversion to new software, the "Year 2000" problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, both internally and at the Company's major external service providers, the "Year 2000" problem may have a material impact on the operations of the Company. Based upon current information, the Company believes that its Year 2000 expenditures for 1998 and through the project's completion are not expected to be significant as the majority of the Company's systems are outsourced to third party vendors. Costs incurred relating to this project are being expensed by the Company during the period in which they are incurred.

EQUITY PARTICIPATION OF EMPLOYEES

         As of December 31, 1997, the Company's current employees and directors, through the KSOP and otherwise, own approximately 70% of the outstanding Common Stock. Management believes that significant employee ownership fosters a culture that encourages strong performance, and provides employees the opportunity to participate in the future performance of the Company.

         In 1996, the Company instituted three employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. In connection with these plans, the Company recognizes additional compensation expense equal to the difference between the fair value of the Common Stock issued and the amount of cash compensation otherwise payable or cash paid under each respective plan.

COMPONENTS OF REVENUE AND EXPENSES

         REVENUE. Commissions include revenue generated by executing listed and over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees. Other revenue includes transaction and account fees, correspondent clearing and execution income, and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers, and collateralized mortgage obligations.

         EXPENSES. Compensation and benefits expense includes sales, trading and incentive compensation, which are primarily variable based on revenue production, and salaries, payroll taxes and employee benefits, which are relatively fixed in nature. Brokerage and clearance expense includes the cost of securities clearance, floor brokerage and exchange fees. Communications expense includes charges for telecommunications, news and market data services, customer statements, and depreciation on data processing and telecommunications equipment. Occupancy and equipment expense includes rent and operating expenses for the Company's facilities, expenditures for repairs and maintenance, and depreciation of furniture, fixtures and leasehold improvements. Promotional expense includes travel, entertainment and advertising. Other expense includes professional services, litigation expenses, office expenses, dues and assessments, and other miscellaneous expenses.

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                                          Year Ended December 31,
                                                1997                1996                 1995
                                               ------             -------               ------
Revenue:
     Commissions                                 45.2%              42.1%                38.8%
     Principal transactions                      17.3               21.5                 24.9
     Investment banking                          11.7               10.4                  9.6
     Asset management                            12.0               10.7                 10.9
     Other                                        5.6                7.8                 10.0
     Interest                                    14.4               13.8                 16.5
                                               ------             ------               ------
     Total revenue                              106.2              106.3                110.7
     Interest expense                             6.2                6.3                 10.7
                                               ------             ------               ------
     Net revenue                                100.0              100.0                100.0
                                               ------             ------               ------
Non-interest expenses:
     Compensation and benefits                   59.4               61.8                 68.4
     Brokerage and clearance                      2.9                2.7                  2.3
     Communications                               7.2                7.1                  8.5
     Occupancy and equipment                      6.9                7.3                 11.1
     Promotional                                  3.6                3.3                  2.8
     Other                                        7.4                7.0                 11.4
                                               ------             ------               ------
     Total non-interest expenses                 87.4               89.2                104.5
     Gain on sale of subsidiary                     -                9.4                    -
                                               ------             ------               ------
Income (loss) before income taxes
     and extraordinary charge                    12.6               20.2                 (4.5)
Income tax provision (benefit)                    4.8                8.0                 (1.2)
                                               ------             ------               ------
Net income (loss) before
     extraordinary charge                         7.8               12.2                 (3.3)
Extraordinary charge on early retirement
       of debt, net of income taxes                 -              (0.5)                    -
                                               ------             ------               ------
Net income (loss)                                 7.8%              11.7%(1)             (3.3)%(2)
                                               ======             ======               ======

-------------
(1) Includes a $30.2 million after-tax gain on the sale of BETA (5.6% of net revenues).
(2) Includes $22.0 million after-tax of non-recurring charges incurred in connection with the Company's September 13, 1995 separation (the "Buy-out") from Kemper (4.5% of net revenues)

1997 COMPARED TO 1996

         The Company experienced stronger overall operating results for the year ended December 31, 1997 when compared to 1996. In particular, the strong retail and equity underwriting markets in the third and fourth quarters of 1997 contributed to the Company's 11% growth in net revenues over the year ended December 31, 1996. The Company also continues to focus on its core business, full service securities brokerage. This focus resulted in the sale of the Company's data-processing and quote service subsidiary, Beta Systems, Inc. ("BETA"), in April 1996, and the departure from both the unit investment trust origination business and portions of the municipal institutional sales and trading business in the fourth quarter of 1996. The sale of BETA resulted in a pre-tax gain of approximately $50.2 million and an after-tax gain of approximately

$30.2 million. Net income from the Company's ongoing operations improved in 1997 by $11.4 million or 32% when compared to 1996. Management attributes these results to several factors. First, favorable conditions continued to prevail in the industry for most of the year ended December 31, 1997, reflecting continued investor optimism concerning inflation, interest rate stability and a strong U.S. economy. Second, the Company continues to enjoy the benefits of significant employee ownership, which, in management's opinion, has enhanced employee morale, focus and productivity, and has allowed management to concentrate on achieving its strategic initiatives. Finally, a continued focus on cost containment has contributed to the strong operating results.

         Total revenue increased $59.1 million or 10% to $629.7 million for the year ended December 31, 1997 from $570.6 million for the year ended December 31, 1996. Net revenue increased $56.5 million or 11% to $593.1 for the year ended December 31, 1997 from $536.6 for the year ended December 31, 1996. As previously noted, the Company sold or exited certain non-strategic businesses in 1996. Excluding revenue from these businesses, total revenue for the year ended December 31, 1997 increased by $85.6 million or 16% from $544.1 million in 1996, and net revenue for the year ended December 31, 1997 increased by $81.1 million or 16% over 1996.

         Commission revenue increased $42.1 million or 19% to $267.9 million for the year ended December 31, 1997 from $225.8 million for the year ended December 31, 1996. These increases are primarily due to increased business in both the retail and institutional areas, consistent with the continued growth in listed share volume on most major domestic equity exchanges in 1997. The increases are also a result of an increase in the number of retail investment consultants from 1,220 in 1996 to 1,333 in 1997.

         Principal transactions revenue decreased $12.4 million or 11% to $102.9 million for the year ended December 31, 1997 from $115.3 million for the year ended December 31, 1996. The decrease for the year ended December 31, 1997 is attributable, in part, to a shift in transaction volume away from both fixed income products and from over-the-counter stocks to listed equities, and the departure from a portion of the Company's institutional municipal trading business. The third and fourth quarters of 1997 reflected increases over the same periods of 1996, due to the strong equity markets.

         Investment banking revenue increased $13.6 million or 24% to $69.5 million for the year ended December 31, 1997 from $55.9 million for the year ended December 31, 1996. Excluding investment banking revenue of $9.5 million generated from the aforementioned exited businesses in 1996, investment banking revenues increased $23.1 million or 50% for the year ended December 31, 1997. This increase is the result of the Company's strategy of developing corporate finance transactions in specific targeted industry sectors aided by the strong equity markets throughout most of 1997. These factors have contributed to the Company's greater involvement both in average offering size and number of offerings made in the equity underwriting market for the year ended December 31, 1997.

         Asset management revenue increased $13.6 million or 24% to $70.9 million for the year ended December 31, 1997 from $57.3 million for the year ended December 31, 1996, due primarily to increased managed account fees and increased 12b-1 distribution fees. These increases are reflective of increases in the number and asset values of managed accounts and increased investments in mutual funds in the current year.

         Other income decreased $8.9 million or 21% to $33.3 million for the year ended December 31, 1997 from $42.2 million for the year ended December 31, 1996. This decrease is due primarily to the sale of BETA in the second quarter of 1996. Excluding revenues attributable to BETA, other income increased $1.1 million or 3% for the year ended December 31, 1997 when compared to 1996. This increase is due to earnings from the Company's ownership interest in its Mentor joint venture which approximated $2.6 million for 1997.

         Interest and dividend income increased $11.1 million or 15% to $85.2 million for the year ended December 31, 1997 from $74.1 million for the year ended December 31, 1996. Net interest increased $8.5 million or 21% to $48.6 million for the year ended December 31, 1997 from $40.1 million for the year ended December 31, 1996. The Company experienced significant growth in its customer margin accounts in the current year which contributed to its increased interest revenues.

         Total non-interest expenses increased $39.1 million or 8% to $518.1 million for the year ended December 31, 1997 from $479.0 million for the year ended December 31, 1996.

         Compensation and benefits expense increased $21.1 million or 6% to $352.5 million for the year ended December 31, 1997 from $331.4 million for the year ended December 31, 1996. The increase is attributed to the 11% increase in commissions, principal transactions and investment banking revenues in the current year. Compensation as a percentage of net revenues decreased in the current year versus 1996 due to the continued focus by management on controlling overall compensation expense. In addition, 1996 expense includes certain compensation costs related to the release of unearned KSOP shares.

         Brokerage and clearance expense increased $2.7 million or 19% to $17.2 million for the year ended December 31, 1997 from $14.5 million for the year ended December 31, 1996. The increase is due primarily to certain variable cost components of this expense category which have increased as transactional revenues have increased.

         Communications expense increased $4.3 million or 11% to $42.6 million for the year ended December 31, 1997 from $38.3 million for the year ended December 31, 1996. This increase is due primarily to an increased number of employees along with technology initiatives and enhancements undertaken in 1997 to improve the Company's overall productivity and competitiveness.

         Occupancy and equipment expense increased $1.6 million or 4% to $40.8 million for the year ended December 31, 1997 from $39.2 million for the year ended December 31, 1996. The modest increase in this expense is primarily due to the Company's focus on utilization of existing office space in its growth efforts.

         Promotional expense increased $3.7 million or 21% to $21.5 million for the year ended December 31, 1997 from $17.8 million for the year ended December 31, 1996. This increase is primarily due to increased advertising related to name recognition and the Company's expansion in breadth of products and services, as well as internal marketing of Mentor mutual fund products and other promotions.

         Other expenses increased $5.7 million or 15% to $43.5 million for the year ended December 31, 1997 from $37.8 million for the year ended December 31, 1996. This increase is related primarily to an increase in professional fees as well as additional costs of licensing, insurance and various other office expenses resulting from the increased number of employees in 1997 when compared to 1996.

         The Company's income tax expense for the year ended December 31, 1997 was $28.4 million, which represented an effective tax rate on income before taxes of 37.9% compared to $42.4 million or a 39.3% effective tax rate for the year ended December 31, 1996.

         Net income decreased $15.9 million to $46.6 million for the year ended December 31, 1997 from $62.5 million for the year ended December 31, 1996. Net income for the year ended December 31, 1996 includes an after-tax extraordinary charge of $2.9 million related to the early retirement of debt. Excluding the after-tax gain on sale of BETA of $30.2 million and the $2.9 million after-tax charge noted above, net income for the year ended December 31, 1997 improved $11.4 million or 32% over the year ended December 31, 1996.

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

         Principal transactions revenue decreased $6.8 million or 6% to $115.3 million for the year ended December 31, 1996 from $122.1 million for the year ended December 31, 1995 due to an overall shift in customer focus from fixed income securities to listed equity business in 1996. The increase in listed equity business resulted in lower numbers of principal transactions, and an increased number of commissioned transactions.

         Investment banking revenue increased $8.8 million or 19% to $55.9 million for the year ended December 31, 1996 from $47.1 million for the year ended December 31, 1995. The increase in investment banking revenue reflects the increased underwriting activity seen throughout the industry and the Company's participation in a larger number of transactions. In addition, management believes that resolution of the Company's past ownership uncertainties has increased the Company's ability to participate in this type of business.

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

         Total non-interest expenses decreased $33.7 million or 7% to $479 million for the year ended December 31, 1996 from $512.7 million for the year ended December 31, 1995. This decrease was primarily the result of non-recurring charges totaling $33.3 million pre-tax incurred in connection with or as a result of the Buy-out in the third quarter of 1995 and continued cost containment efforts. The $33.3 million pre-tax ($22.0 million after-tax) of non-recurring charges are made up of the following: (i) $6.0 million of expenses related to changing and publicizing the

Company's name, (ii) $10.6 million of expenses associated with the Company's decisions to sublease a significant portion of its 115,000 sq. ft. of office space in Houston, Texas and to move its Denver, Colorado operations from a 153,000 sq. ft. owned building to a new leased facility; (iii) $14.2 million for an initial contribution and a matching contribution to the KSOP related to the offering to KSOP participants of shares of Common Stock held in the KSOP, but not allocated to the account of any specific KSOP Participant (the "Founders' Offering"); and (iv) $2.5 million in compensation expense as a result of the vesting of previously restricted stock issued to senior management as part of the Buy-out. Excluding these non-recurring charges, total non-interest expenses decreased slightly to $479 million in 1996 from $479.4 million in 1995. This decrease is the net result of increased variable production-related expenses, resulting from the increased transactional revenues, offset by cost reductions in other expense categories.

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

         Brokerage and clearance expense increased $3.1 million or 27% to $14.5 million for the year ended December 31, 1996 from $11.4 million for the year ended December 31, 1995. This increase was related to the increased transaction volume in the current period and was consistent with the increase in transactional revenue in 1996 over 1995. The increase is also due in part to the sale of BETA and the new service agreements, whereby BETA operating costs previously included in the various consolidated operating expense categories are now limited to amounts due under these agreements and aggregated as trade processing costs included in brokerage and clearance expense.

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

                                                                          THREE MONTHS ENDED
                                12/31/97      9/30/97      6/30/97      3/31/97     12/31/96      9/30/96       6/30/96      3/31/96
                                --------      -------      -------      -------     --------      -------       -------      -------
                                                                       (dollars in thousands)
Revenue:
     Commissions                 $71,137      $73,099      $61,901       $61,811      $57,349      $50,741      $60,277      $57,431
     Principal transactions       26,789       28,174       24,656        23,273       23,558       26,389       34,469       30,875
     Investment banking           28,768       15,272       15,514         9,990       17,230       11,677       16,540       10,442
     Asset management             20,026       18,493       16,267        16,098       14,806       14,776       13,231       14,480
     Other                         8,672        7,405        8,371         8,856        9,775        7,234       13,486       11,722
     Interest                     22,761       26,201       18,195        18,023       18,328       18,270       19,278       18,191
                                --------     --------     --------      --------     --------     --------     --------     --------
     Total revenue               178,153      168,644      144,904       138,051      141,046      129,087      157,281      143,141
     Interest expense             10,072       13,113        6,728         6,740        6,850        8,613        9,203        9,254
                                --------     --------    ---------     ---------    ---------    ---------    ---------    ---------
     Net revenue                 168,081      155,531      138,176       131,311      134,196      120,474      148,078      133,887
Non-interest expenses:
     Compensation and benefits   100,635       93,024       80,267        78,545       80,170       75,601       88,893       86,725
     Brokerage and clearance       4,438        4,487        4,043         4,206        3,938        3,773        3,899        2,949
     Communications               11,644       10,996       10,350         9,609        9,495        8,883        9,567       10,321
     Occupancy and equipment      10,479       10,336       10,006         9,935        9,200        9,676       10,052       10,224
     Promotional                   6,384        5,091        5,461         4,589        5,166        4,326        4,375        3,982
     Other                        12,977       11,613       10,789         8,206       11,195        6,640       10,881        9,049
                                --------     --------     --------      --------     --------    ---------      -------    ---------
     Total non-interest expenses 146,557      135,547      120,916       115,090      119,164      108,899      127,667      123,250
     Gain on sale of subsidiary        -            -            -             -            -            -       50,181(2)         -
                                --------     --------     --------      --------     --------    ---------      --------   ---------
Income before income taxes
     and extraordinary charge     21,524       19,984       17,260        16,221       15,032       11,575       70,592       10,637
Income tax provision               8,195        7,672        6,445         6,119        5,269        5,165       28,173        3,831
                                --------    ---------     --------      --------       ------       ------       ------       ------
Income before
     extraordinary charge         13,329       12,312       10,815        10,102        9,763        6,410       42,419        6,806
Extraordinary charge, net of
     income taxes of $1,561            -            -            -             -            -       (2,900)(1)          -          -
                                --------    ---------     --------      --------       ------       ------       ------       ------
Net income                      $ 13,329    $  12,312     $ 10,815      $ 10,102     $  9,763     $  3,510(1)   $42,419(2)   $ 6,806
                                 =======     ========      =======       =======       =======     =======       ======       ======



(1) Includes a $2.9 million after-tax charge related to the early retirement of the Company's Debentures.
(2) Includes a $50.2 million pre-tax ($30.2 million after-tax) gain on the sale of BETA.

The following table sets forth certain financial data as a percentage of net revenues.

                                                                        THREE MONTHS ENDED
                                  12/31/97    9/30/97      6/30/97     3/31/97    12/31/96       9/30/96     6/30/96       3/31/96
                                  --------    -------     --------     -------    --------       -------     -------      --------
Revenue:
     Commissions                    42.3%      47.0%         44.8%      47.1%        42.7%        42.1%        40.7%        42.9%
     Principal transactions         15.9       18.1         17.8        17.7         17.6         21.9         23.3         23.1
     Investment banking             17.1        9.8         11.2         7.6         12.8          9.7         11.2          7.8
     Asset management               11.9       11.9         11.8        12.3         11.0         12.3          8.9         10.8
     Other                           5.3        4.8          6.1         6.7          7.3          6.0          9.1          8.8
     Interest                       13.5       16.8         13.2        13.7         13.7         15.2         13.0         13.6
                                  ------     ------       ------      ------       ------       ------       ------       ------
     Total revenue                 106.0      108.4        104.9       105.1        105.1        107.2        106.2        107.0
     Interest expense                6.0        8.4          4.9         5.1          5.1          7.2          6.2          7.0
                                  ------     ------       ------      ------       ------       ------       ------       ------
     Net revenue                   100.0      100.0        100.0       100.0        100.0        100.0        100.0        100.0
                                  ------     ------       ------      ------       ------       ------       ------       ------

Non-interest expenses:
     Compensation and benefits      59.9       59.8         58.1        59.8         59.7         62.8         60.0         64.8
     Brokerage and clearance         2.6        2.9          2.9         3.2          2.9          3.1          2.6          2.2
     Communications                  6.9        7.1          7.5         7.3          7.1          7.4          6.5          7.7
     Occupancy and equipment         6.2        6.6          7.2         7.6          6.9          8.0          6.8          7.6
     Promotional                     3.8        3.3          4.0         3.5          3.9          3.6          3.0          3.0
     Other                           7.8        7.5          7.8         6.2          8.3          5.5          7.3          6.8
                                  ------     ------       ------      ------       ------       ------       ------       ------
     Total non-interest expenses    87.2       87.2         87.5        87.6         88.8         90.4         86.2         92.1
     Gain on sale of subsidiary        -          -            -           -            -            -         33.9(2)         -
                                  ------     ------       ------      ------       ------       ------       ------       ------
Income before income taxes
     and extraordinary charge       12.8       12.8         12.5        12.4         11.2          9.6         47.7          7.9
Income tax provision                 4.9        4.9          4.7         4.7          3.9          4.3         19.0          2.9
                                  ------     ------       ------      ------       ------       ------       ------       ------
Income before extraordinary
     charge                          7.9        7.9          7.8         7.7          7.3          5.3         28.7          5.0
Extraordinary charge, net of
     income taxes                      -          -             -            -           -        (2.4)(1)        -            -
                                  ------     ------       ------      ------       ------       ------       ------       ------
Net income                           7.9%       7.9%          7.8%       7.7%         7.3%         2.9% (1)   28.7%(2)       5.0%
                                  =======    =======      =======     ======       ======       ======       ======       ======

(1) Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.

(2) Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.

         The generally upward trend in the Company's net revenues for the eight quarterly periods ended December 31, 1997 is consistent with the generally strong economic and market conditions seen throughout the securities industry. The Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions the Company has participated in. Revenues in the third quarter of 1996 were adversely effected by the market volatility and decreased transactional volume seen throughout the industry.

         Net revenues during this eight-quarter period follow the same positive trend, with the Company realizing the benefit of declining non-customer/dealer related interest expense as a result of the repayment of the KSOP loans. The Company has also continued to focus on growing its customer margin accounts which contributes to this positive trend.

         While in absolute dollar amounts, non-interest expenses have trended up during the eight periods, such absolute dollar increases are primarily attributable to compensation and benefits expense and brokerage and clearance expense, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have trended downward during such periods, which management believes to be a result of the Company's focus on profitability growth and cost containment.

         Net income (both in absolute dollar amounts and as a percentage of net revenues) also reflects a positive trend during this eight-quarter period.

LIQUIDITY AND CAPITAL RESOURCES

         Holding Company

         EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable laws or regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 11 of Notes to Consolidated Financial Statements contained in Item 8 of this report. The Company has also generated funds from bank loans and the issuance of Common Stock to employees.

         Since becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock. In November 1997, the Board of Directors approved an increase in the quarterly dividend rate to $.11 per share on the Company's Common Stock.

         On July 11, 1997 the Company entered into a $50 million committed revolving credit facility with two banks. The term of the agreement is for two years, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. On January 9, 1998, the Company borrowed $50 million under this facility in connection with its acquisition of PFSI.

         The Company believes that its current level of equity capital, funds generated from operations, and existing credit facilities will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

         The assets of EVEREN Securities, Inc. and EVEREN Clearing Corp., the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, and brokers and dealers which turn over rapidly. The Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at December 31, 1997 and 1996, were approximately $1.9 billion and $1.8 billion, respectively.

         The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, payables to customers, brokers and dealers, and securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR or money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At December 31, 1997, the Subsidiaries had approximately $535 million in uncommitted credit lines with several banks.

         On January 23, 1998, the Company, through its wholly-owned subsidiary EVEREN Clearing Corp., entered into a committed line of credit agreement for an aggregate $150 million with several banks. The borrowings are secured by either customer or firm securities, and interest is based on overnight bank lending rates. The Company pays a commitment fee on the unused portion of the line of credit. The agreement expires on December 30, 1998 and can be renewed by mutual agreement of the parties through January 23, 2003.

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

Years Ended December 31, 1997, 1996 and 1995

         Cash and cash equivalents at December 31, 1997, 1996, and 1995 totaled $36.2 million, $46.6 million, and $14.6 million, respectively, reflecting a decrease of $10.3 million for 1997 and increases of $32.0 million and $4.1 million, for 1996 and 1995, respectively.

         In 1997, cash was used in operating activities primarily due to the growth in customer margin debits which is offset by cash provided by financing activities primarily through bank loans. For the years ended December 31, 1996 and 1995, cash provided from operating activities was used primarily in financing activities to reduce bank loans payable.

         Net cash used by operating activities totaled $159.5 million in 1997. Net cash provided by operating activities totaled $74.9 million and $34.3 million in 1996 and 1995, respectively. In 1997, changes in net receivables from customers and brokers and dealers of $302.9 million used cash. These uses were partially offset by changes in securities borrowed and loaned of $47.2 million, and changes in securities purchased under agreements to resell and repurchase of $26.6 million, and securities owned and securities sold, not yet purchased of $13.3 million, which generated cash. In 1996, changes in securities borrowed and securities loaned of $145.1 million and securities purchased under agreements to resell and repurchase of $12.7 million generated cash. These sources were partially offset by a $60.9 million use of funds related to the net change in receivables from and payables to customers, broker-dealers and others. In 1995, there were changes in securities owned and securities sold, not yet purchased of $58.2 million and changes in other assets and other liabilities of $44.2 million which generated cash. These sources were partially offset by a $22.3 million increase in securities purchased under agreements to resell in excess of the increase in securities sold under agreements to repurchase and a $12.7 million use of funds related to the net change in receivables from and payables to customers, broker-dealers, affiliates and others.

         In 1997, net cash provided by investing activities of $1.2 million were the result of cash generated through collections of principal on investments in mortgage-backed securities of $16.4 million, offset by $15.2 million of fixed asset expenditures, the majority of which relate to investments in technology. In 1996, net cash provided by investing activities of $57.5 million resulted primarily from the net proceeds of $59.3 million generated by the sale of BETA. Collections of principal on investments in mortgage-backed securities of $16.5 million were offset by a net increase of $8.8 million of fixed assets and the purchase of investments in mortgage-backed securities of $9.5 million. In 1995 cash provided from investing activities of $59.9 million resulted primarily from the $62.4 million of net cash flows from the sale, purchase and principal collections on investments in mortgage-backed securities which was offset by $2.5 million of fixed asset purchases.

         In 1997, net cash provided by financing activities totaled $147.9 million, primarily due to an increase in bank loans payable of $164.0 million. Proceeds from the issuance of Common Stock under the Company's stock incentive programs also generated cash of $9.1 million. These combined to provide cash of $173.1 million which was used by $16.3 million of repayments of collateralized mortgage obligations, $6.5 million of dividends paid on the Company's Common Stock, and $2.4 million of treasury share purchases. In 1996, net cash flows used by financing activities amounted to $100.4 million, the net result of the net proceeds of approximately $77.8 million generated by the Company's initial public offering and the repayment of bank loans of $157.8 million, retirement of subordinated debt of $36 million and payment of dividends of $16.4 million. In 1995 the Company's financing activities included $4.7 million in proceeds from the common stock offering related to the over-subscribed Founders' Offering, collections of $7.1 million under the Kemper indemnification, $61.0 million of repayments in excess of proceeds from the issuance of collateralized mortgage obligations, payment of debt issuance costs of $1.0 million related to the KSOP loans and the net repayment of $40.0 million of bank loans.

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

         The Company enters into certain futures and options contracts on a limited basis in the ordinary course of its business to hedge or modify exposures to interest rate fluctuations related to interest-sensitive securities in its inventory. Given the limited use of such derivatives, the Company has not incurred and does not expect to incur any material losses relating to its derivative investments that would not be substantially offset with corresponding gains on the securities positions hedged. Both the securities hedged and the derivative instruments are carried on the consolidated statement of financial condition at their market values. Gains and losses, both realized and unrealized, from both the hedged securities and the derivative instruments are included in current operating results.

RISK MANAGEMENT

         Risk is an inherent part of the Company's business and activities. The extent to which the Company properly and effectively identifies, assesses, monitors and manages the various types of risks involved in its business is critical to its profitability. The Company monitors its risk on a daily basis through a number of control procedures designed to identify and evaluate the various risks to which the Company is exposed.

         Risk management at the Company is an integrated process with independent oversight which requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

         Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio.

         The Company often acts as a principal in customer-related transactions in financial instruments which expose the Company to market risks. The Company makes dealer markets in certain equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities, and municipal fixed-income securities. As such, the Company maintains securities inventories to facilitate customer transactions. The Company covers its exposure to market risk by limiting its net long or short positions, both overall and by individual product area, by limiting the number of days inventory is held, by selling or buying similar instruments and by utilizing various derivative financial instruments such as futures and forward and option contracts. The Company's management believes the Company's philosophy, risk management and hedging practices result in carefully managed market exposure and reduced earnings volatility.

         At December 31, 1997 and 1996, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

OWNED                                         12/31/97          12/31/96
-----                                         --------          --------
Obligations of the U.S. government
  or its agencies                             $  97,401        $  83,083
State and municipal obligations                  24,753           10,354
Corporate debt obligations                       51,668           58,115
Corporate stocks and warrants                    13,463            8,459
Other                                             1,545              929
                                              ---------        ---------
                                              $ 188,830        $ 160,940
                                              =========        =========

SOLD, NOT YET PURCHASED
-----------------------
Obligations of the U.S. government
  or its agencies                             $ 114,045        $  68,713
State and municipal obligations                     308              657
Corporate debt obligations                        8,926            8,461
Corporate stocks and warrants                     6,264           11,372
Other                                             1,325              506
                                              ---------        ---------
                                              $ 130,868        $  89,709
                                              =========        =========

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

CREDIT RISK

         The Company's exposure to credit risk arises from the possibility that a counterparty to a transaction might fail to perform under its contractual commitment, resulting in the Company incurring losses. Credit risk related to various financing activities is reduced by the industry practice of obtaining and maintaining possession and control of collateral. The Company monitors its exposure to counterparty risk on a daily basis through the use of credit exposure information and the monitoring of collateral values. The Company's credit department is responsible for reviewing counterparties to establish appropriate exposure limits for a variety of transactions. In addition, the Company actively manages the credit exposure relating to its trading activities by monitoring the creditworthiness of counterparties and their related trading limits on an ongoing basis, requesting additional collateral when deemed necessary and limiting the amount and duration of exposure to individual counterparties.

LEGAL RISK

         Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts business. The Company has established legal standards and procedures that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Legal, Compliance and Finance Departments, has also established procedures that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed. In connection with its business, the Company has various procedures addressing issues, such as regulatory capital requirements, new products, credit granting, collection activities, and record-keeping. The Company has also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         During 1997, the Financial Accounting Standards Board released two Statements of Financial Accounting Standards ("SFAS"), which are effective for the year ending December 31, 1998. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are recognized under accounting standards as components of comprehensive income be reported in one of two statements of financial performance. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," requires companies to disclose operating segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has not yet completed its analysis of those operating segments, if any, on which it will report. The Company will adopt both of these standards in 1998. As both are reporting and disclosure related, neither will impact the Company's financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The following consolidated financial statements of the Company are included herein:

             Independent Auditors' Report

             Consolidated Statements of Financial Condition -
                      December 31, 1997 and 1996

             Consolidated Statements of Operations -
                      For the three years ended December 31, 1997, 1996 and 1995

             Consolidated Statements of Changes in Stockholders'
                      Equity For the three years ended December
                      31, 1997, 1996 and 1995

             Consolidated Statements of Cash Flows -
                      For the three years ended December 31, 1997, 1996 and 1995

             Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EVEREN Capital Corporation:


We have audited the accompanying consolidated statements of financial condition of EVEREN Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVEREN Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Chicago, Illinois
February 27, 1998

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           DECEMBER 31, 1997 AND 1996
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                  ASSETS                                              1997               1996
                                                                   ----------         ----------
Cash and cash equivalents                                          $   36,248         $   46,592
Cash and securities segregated under
    federal and other regulations                                      15,363             15,778
Receivables from:
    Customers                                                         935,795            764,405
    Brokers and dealers                                               119,883             50,807
    Others                                                             56,187             52,804
Securities borrowed                                                    42,695             50,687
Securities owned, at market                                           188,830            160,940
Securities purchased under agreements to resell                       309,457            479,313
Investment in mortgage-backed certificates
    available-for-sale, at fair value                                 129,904            144,962
Fixed assets, at cost, net                                             37,769             36,136
Other assets                                                           33,939             21,921
                                                                   ----------         ----------
                                                                   $1,906,070         $1,824,345
                                                                   ==========         ==========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank loans payable                                                 $  304,000         $  140,000
Payables to:
     Customers                                                        192,817            259,607
     Brokers and dealers                                               29,021             24,632
Securities loaned                                                     228,477            189,303
Collateralized mortgage obligations                                   121,970            137,699
Securities sold, not yet purchased, at market                         130,868             89,709
Securities sold under agreements to repurchase                        322,972            466,266
Deferred income taxes                                                   5,871             13,491
Accounts payable, accrued expenses and other liabilities              235,133            214,603
                                                                   ----------         ----------
                                                                    1,571,129          1,535,310
Stockholders' Equity:
Common stock, $.01 par value per share; 40,000,000
     shares authorized, 17,120,026 and 16,611,889 outstanding at
     December 31, 1997 and 1996, respectively                             175                170
Additional paid-in capital                                            269,608            255,040
Unrealized loss on available-for-sale securities, net of
     income taxes                                                     (3,989)            (4,381)
Unearned cost of restricted stock                                     (8,269)            (1,576)
Treasury stock, at cost, 455,775 and 354,473 shares at
     December 31, 1997 and 1996, respectively                         (7,663)            (5,230)
Retained earnings (since January 1, 1996)                              85,079             45,012
                                                                   ----------         ----------
                                                                      334,941            289,035
                                                                   ----------         ----------
                                                                   $1,906,070         $1,824,345
                                                                   ==========         ==========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                             1997              1996              1995
                                                          ----------        ----------        ----------
Revenue:
      Commissions                                         $  267,948        $  225,798          $190,303
      Principal transactions                                 102,892           115,291           122,127
      Investment banking                                      69,544            55,889            47,093
      Asset management                                        70,884            57,293            53,332
      Other                                                   33,304            42,217            49,137
      Interest                                                85,180            74,067            81,177
                                                          ----------        ----------        ----------
        Total revenue                                        629,752           570,555           543,169
        Interest expense                                      36,653            33,920            52,527
                                                          ----------        ----------        ----------
Net revenue                                                  593,099           536,635           490,642
                                                          ----------        ----------        ----------
Non-interest expenses:
      Compensation and benefits                              352,471           331,389           335,473
      Brokerage and clearance                                 17,174            14,559            11,422
      Communications                                          42,599            38,266            41,759
      Occupancy and equipment                                 40,756            39,152            54,484
      Promotional                                             21,525            17,849            13,507
      Other                                                   43,585            37,765            55,976
                                                          ----------        ----------        ----------
         Total non-interest expenses                         518,110           478,980           512,621
Gain on sale of subsidiary                                         -            50,181                 -
                                                          ----------        ----------        ----------
Income (loss) before income taxes                             74,989           107,836          (21,979)
Income tax provision (benefit)                                28,431            42,438           (6,125)
                                                          ----------        ----------        ----------
Income (loss) before extraordinary item                       46,558            65,398          (15,854)
Extraordinary charge on early retirement
         of debt, net of income taxes of $1,561                    -           (2,900)                 -
                                                          ----------        ----------        ----------
Net income (loss)                                         $   46,558        $   62,498         $(15,854)
                                                          ==========        ==========        =========

Dividends on exchangeable preferred stock                 $        -        $    2,130
                                                          ==========        ==========

Net earnings applicable to common stock                   $   46,558        $   60,368
                                                          ==========        ==========

Weighted average common shares outstanding:
      Basic                                               16,115,489        11,254,680
                                                          ==========        ==========
      Diluted                                             17,223,281        11,749,256
                                                          ==========        ==========
Net earnings per share of common stock:
      Basic                                               $     2.89        $     5.36
                                                          ==========        ==========
      Diluted                                             $     2.70        $     5.14
                                                          ==========        ==========


See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                            COMMON STOCK
                                    -------------------------    ADDITIONAL  UNAMORTIZED      UNREALIZED GAIN
                                                                  PAID-IN     RESTRICTED      ON AVAILABLE FOR
                                    VOTING        NON-VOTING      CAPITAL        STOCK         SALE SECURITIES
                                    ------        ----------      -------    ------------     -----------------
Balances at January 1, 1995         $    10          $    -      $457,903        $     -          $     -
Change in equity related to
  spinoff adjustments, net               98               1         6,587         (2,500)
Deferred tax liability related to
  Section 338 election                                            (31,919)
Common stock  offering                    7                         4,731
Amount received from former
  parent under
  indemnification agreement                                        13,374
Release of KSOP shares
Dividends on exchangeable
  preferred stock                                                  (1,207)
Accretion of preferred stock to
  redemption value                                                    (73)
Change in unrealized gain for
  the period                                                                                       11,497
Vesting of restricted stock                                                        2,500
Purchase of treasury stock

Net loss
                                    -------      -----------    ---------    ------------        --------
Balances at December 31, 1995           115               1       449,396              -           11,497
                                    -------      -----------    ---------    ------------        --------


                                        UNEARNED                                   RETAINED          TOTAL
                                          KSOP           TREASURY   ACCUMULATED    EARNINGS       STOCKHOLDERS'
                                         SHARES           STOCK       DEFICIT    (SINCE 1/1/96)      EQUITY
                                       ---------        ---------  ------------- --------------  --------------
Balances at January 1, 1995            $     -          $     -      $(290,685)     $    -         $ 167,228
Change in equity related to
  spinoff adjustments, net             (55,000)                                                      (50,814)
Deferred tax liability related to
  Section 338 election                                                                               (31,919)
Common stock  offering                                                                                 4,738
Amount received from former
  parent under
  indemnification agreement                                                                           13,374
Release of KSOP shares                  32,125                                                        32,125
Dividends on exchangeable
  preferred stock                                                                                     (1,207)
Accretion of preferred stock to
  redemption value                                                                                       (73)
Change in unrealized gain for
  the period                                                                                          11,497
Vesting of restricted stock                                                                            2,500
Purchase of treasury stock                                  (22)                                         (22)
                                                                                                       2,500
Net loss                                                               (15,854)                      (15,854)
                                      --------         --------     ----------    --------          --------
Balances at December 31, 1995          (22,875)             (22)      (306,539)          -            131,573
                                      --------         --------      ---------    --------          --------




See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED
                   YEAR ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                           COMMON STOCK          ADDITIONAL   UNAMORTIZED       UNREALIZED GAIN
                                      ----------------------      PAID-IN     RESTRICTED      (LOSS) ON AVAILABLE
                                      VOTING      NON-VOTING      CAPITAL       STOCK         FOR SALE SECURITIES
                                      ------      ----------      -------     -----------    --------------------
Balances at January 1, 1996            $115           $  1       $ 449,396       $     -           $ 11,497
Quasi-reorganization adjustments
  as of January 1, 1996:
Restatement of assets and
  liabilities to estimated fair value                               (3,675)
Transfer of accumulated deficit
  and unrealized gain at January 1,
  1996 to additional paid-in capital                              (295,042)                         (11,497)
Amount received from former parent
  under indemnification agreement                                    6,626
Release of KSOP shares                                               8,029
Issuance of additional non-voting
 common stock                                            1           1,515        (1,073)
Issuance of additional common stock       7                          8,164          (503)
Conversion of non-voting common
  stock to common stock                   2             (2)
Proceeds from initial public offering    46                         77,787
Dividends paid in cash and stock
Dividend reinvestment                                                    7
Change in unrealized loss for the period                                                             (4,381)
Accretion of preferred stock                                           (14)
Tax benefit from Kemper stock options                                2,247
Purchase of treasury stock
Net income
                                       ----           ----       ---------       -------           --------
Balances at December 31, 1996           170              -         255,040        (1,576)            (4,381)
                                       ----           ----       ---------       -------           --------
Issuance of additional common stock       5                         14,568        (6,693)
Purchase of treasury stock
Dividends paid
Change in unrealized loss
  for the period                                                                                       392
Net income
                                       ----           ----       ---------       -------           --------
Balances at December 31, 1997          $175           $  -       $ 269,608       $(8,269)          $ (3,989)
                                       ====           ====       =========       =======           ========

                                         UNEARNED                               RETAINED         TOTAL
                                          KSOP     TREASURY   ACCUMULATED       EARNINGS      STOCKHOLDERS'
                                         SHARES     STOCK       DEFICIT      (SINCE 1/1/96)      EQUITY
                                         ------   ---------   ------------   --------------  -------------
Balances at January 1, 1996            $(22,875)  $  (22)     $(306,539)      $      -         $131,573
Quasi-reorganization adjustments
  as of January 1, 1996:
Restatement of assets and
  liabilities to estimated fair value                                                            (3,675)
Transfer of accumulated deficit
  and unrealized gain at January 1,
  1996 to additional paid-in capital                            306,539                               -
Amount received from former parent
  under indemnification agreement                                                                 6,626
Release of KSOP shares                   22,875                                                  30,904
Issuance of additional non-voting
 common stock                                                                                       443
Issuance of additional common stock                                                               7,668
Conversion of non-voting common
  stock to common stock                                                                               -
Proceeds from initial public offering                                                            77,833
Dividends paid in cash and stock                                                (17,486)        (17,486)
Dividend reinvestment                                                                                 7
Change in unrealized loss for the period                                                         (4,381)
Accretion of preferred stock                                                                        (14)
Tax benefit from Kemper stock options                                                             2,247
Purchase of treasury stock                        (5,208)                                        (5,208)
Net income                                                                       62,498          62,498
                                       --------   ------      ---------       ---------        --------
Balances at December 31, 1996                 -   (5,230)             -          45,012         289,035
                                       --------   ------      ---------       ---------        --------
Issuance of additional common stock                                                               7,880
Purchase of treasury stock                        (2,433)                                        (2,433)
Dividends paid                                                                   (6,491)         (6,491)
                                       --------   ------      ---------       ---------        --------
Change in unrealized loss
  for the period                                                                                    392
Net income                                                                       46,558          46,558
                                       --------  -------      ---------       ---------        --------
Balances at December 31, 1997          $     -   $(7,663)     $      -        $  85,079        $334,941
                                       ========  =======      =========       =========        ========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                           1997          1996           1995
                                                                        ----------   -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                  $   46,558   $    62,498    $   (15,854)
     Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
         Extraordinary charge on early retirement of debt                        -         4,461              -
         Gain on sale of subsidiary                                              -       (50,181)             -
         Release of KSOP shares                                                  -         8,029              -
         Depreciation and amortization                                      15,998        12,278         16,771
         Deferred income taxes                                              (7,832)       (8,724)       (20,926)
     Change in assets and liabilities:
         Cash and securities segregated under federal
           and other regulations                                               415          (222)          (490)
         Receivables from/payables to:
              Customers                                                   (238,180)      (79,896)        30,253
              Brokers and dealers                                          (64,687)       30,567        (25,990)
              Affiliates                                                         -             -         21,798
              Others                                                        (3,383)      (11,589)       (13,326)
         Securities borrowed                                                 7,992        16,927        (46,845)
         Securities owned                                                  (27,890)      (19,684)        36,860
         Securities purchased under agreements to resell                   169,856       829,182     (1,079,897)
         Other assets                                                      (12,079)        1,740         21,605
         Securities loaned                                                  39,174       128,200          8,830
         Securities sold, not yet purchased                                 41,159        (1,923)        21,298
         Securities sold under agreements to repurchase                   (143,294)     (816,522)     1,057,611
         Accounts payable, accrued expenses,
            and other liabilities                                           16,732       (30,291)        22,590
                                                                        ----------   -----------    -----------
Net cash flows provided by (used in) operating activities                 (159,461)       74,850         34,288
                                                                        ==========   ===========    ===========

Cash flows from investing activities:
     Net proceeds from sale of subsidiary                                        -        59,346              -
     Proceeds from sale of investments in mortgage-backed
       certificates                                                              -             -         81,808
     Collections of principal on investments in mortgage-
       backed certificates                                                  16,393        16,523         15,743
     Purchase of investments in mortgage-backed certificates                     -        (9,505)       (35,123)
     Proceeds from the sale of fixed assets                                      -         2,120              -
     Acquisition of fixed assets                                           (15,178)      (10,942)        (2,508)
                                                                        ----------   -----------    -----------
Net cash flows provided by investing activities                              1,215        57,542         59,920
                                                                        ==========   ===========    ===========

See accompanying notes to consolidated financial statements.

                           EVEREN CAPITAL CORPORATION
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


                                                               1997         1996         1995
                                                            ---------    ---------    ---------
Cash flows from financing activities:
       Net proceeds from initial public offering                 --         77,833         --
       Release of shares related to KSOP loan                    --         22,875         --
       Dividends paid                                          (6,491)     (16,433)        --
       Retirement of subordinated debt                           --        (36,012)        --
     Proceeds from common stock issuance                        9,084        8,171        4,738
     Amount collected under indemnification agreement            --         12,876        7,124
     Proceeds from the issuance of collateralized
       mortgage obligations                                      --          9,422       34,080
     Repayment of collateralized mortgage obligations         (16,258)     (16,109)     (95,035)
     Debt issuance costs paid                                    --           --           (977)
     (Increase) decrease in bank loans payable, net           164,000     (157,800)     (40,053)
     Purchase of treasury stock                                (2,433)      (5,208)         (22)
                                                            ---------    ---------    ---------
Net cash flows provided by (used in) financing activities     147,902     (100,385)     (90,145)
                                                            ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents              (10,344)      32,007        4,063
Cash and cash equivalents at beginning of year                 46,592       14,585       10,522
                                                            ---------    ---------    ---------

Cash and cash equivalents at end of year                    $  36,248    $  46,592    $  14,585
                                                            =========    =========    =========

Supplemental disclosure of cash flow information:
Interest paid to unaffiliated entities                      $  35,596    $  37,013    $  48,780
                                                            =========    =========    =========
Income taxes paid                                           $  23,650    $  50,100    $    --
                                                            =========    =========    =========

See accompanying notes to consolidated financial statements.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
(1)      GENERAL INFORMATION

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

         Following the Buy-out, the KSOP offered to KSOP participants up to $25 million of common stock of the Company (3,654,685 shares at $6.8405 per share) as an investment option for a portion of their current account balances in the KSOP (the "Founders' Offering"). The offering price per share in the Founders' Offering was equal to the per share price paid by the KSOP in the KSOP Purchase. As part of the separation from Kemper, Kemper indemnified the Company for the first $20 million of employer contributions to the KSOP. The $20 million indemnification was fully collected at December 31, 1996 and is included in additional paid-in capital.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

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

         Securities Borrowed and Securities Loaned
         Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
         loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities borrowed and loaned on a daily basis, with additional collateral obtained or refunded as necessary.

         Fixed Assets
         Fixed assets are recorded at historical cost, net of accumulated depreciation and amortization. Depreciation on fixed assets is generally recorded on a straight-line basis over the estimated useful lives of the assets, which range from four to seven years for furniture and equipment and up to thirty years for building and improvements. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the economic life of the asset.

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

         Investments
         The Company accounts for investments over which it exerts significant influence but does not control under the equity method, whereby the Company's proportionate share of earnings or losses are included in its results of operations. The investments are included in other assets on the consolidated statements of financial condition.

         Impairment of Long-Lived Assets
         The Company periodically reviews long-lived assets for possible impairment. When circumstances indicate that the carrying amount of such assets may not be recoverable, the carrying amount is reduced to the estimated recoverable value.

         Stock-Based Compensation
         The Company accounts for stock-based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB Opinion No. 25") which recognizes compensation cost based upon the intrinsic value at the date of grant of the equity instrument awarded. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments based on the fair value of those instruments. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirement

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
         of SFAS No. 123 and continue to account for stock-based compensation under APB Opinion No. 25.

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

         Recent Accounting Pronouncements
         As of January 1, 1997, SFAS No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," became effective for transfers of financial assets made after December 31, 1996, except for transfers of certain financial assets for which the effective date has been delayed for one year. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The Company does not expect the impact of the adoption of the deferred provision to be material and the adoption of the other provisions of SFAS No. 125 was not material to the Company's financial condition or results of operations.

         In 1997, the Company adopted SFAS No. 128, "Earnings Per Share." This standard requires dual presentation of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common and dilutive potential common shares outstanding.

         During 1997, the Financial Accounting Standards Board released two SFASs, which are effective for the year ending December 31, 1998. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements and requires that all items that are recognized under accounting standards as components of comprehensive income be reported in one of two statements of financial performance. It does not address issues of recognition or measurement for comprehensive income and its components. SFAS No. 131, "Disclosure

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         About Segments of an Enterprise and Related Information," requires companies to disclose operating segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company will adopt both of these standards in 1998. As both are reporting and disclosure related, neither will impact the Company's financial condition or results of operations.

         Supplemental Disclosure of Non-Cash Investing and Financing Activities The Company, with approval from its Board of Directors, implemented a quasi-reorganization to reflect the emergence of EVEREN as an ongoing, independent organization and to enable the Company to present more accurately the new organization's cumulative performance. The quasi-reorganization was effective January 1, 1996, and all assets and liabilities were adjusted to fair value as of that date. This resulted in a reduction of net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. The balance in retained earnings at December 31, 1997 and 1996 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization.

         In 1995, in connection with the Buy-out, $44.3 million of subordinated debt and $37.6 million in affiliated payables were converted to equity; $48.2 million in receivables from affiliates was forgiven as a result of termination of a tax sharing arrangement theretofore in place; and preferred shares valued at $27.1 million were issued to Kemper. In connection with the purchase of the common stock of the Company, $55.0 million of bank loans was incurred (the "KSOP loans") and $55.0 million in unearned KSOP shares were recorded. In connection with the agreement of Kemper and the Company to make the Section 338 Election, a deferred tax liability of $31.9 million was established and reduced additional paid-in capital.

         Reclassifications
         Certain prior year amounts have been reclassified to conform with the 1997 financial statement presentation.

(3)      CASH AND SECURITIES SEGREGATED UNDER FEDERAL AND OTHER REGULATIONS

         The Company is required under the Commodity Exchange Act (the "Act") to account for and segregate all customer assets, as defined by the Act, in connection with transactions in regulated commodities. As of December 31, 1997 and 1996, cash of approximately $440,000 and $764,000 and securities (primarily obligations of the U.S. Government) with a market value of approximately $14.9 million and $15.0 million, respectively, are segregated pursuant to the Act.

         At December 31, 1997 and 1996, the Company was in compliance with the segregation requirements of the Act and had total segregated funds in excess of the aggregate required amount by approximately $4.1 million and $6.0 million, respectively.

(4)      RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

         The Company extends credit to its customers to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. Customer receivables include amounts due on margin balances. Customer payables include customers' free credit balances. The Company also extends credit to customers of introducing brokers, which are managed on a similar basis as the Company's own customers.

         Securities owned by customers and held by the Company as collateral or as margin and the market value of commodity option positions owned by customers are not included in the consolidated statements of financial condition. From time to time, the Company deposits customers' securities as margin with clearing organizations. At December 31, 1997 and 1996, such securities deposited as margin had an aggregate market value of $8.7 million and $8.1 million, respectively.

(5)      SECURITIES-AT MARKET VALUE

         Securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                                         DECEMBER 31,
OWNED                                                  1997       1996
-----                                                --------   --------
Obligations of the U.S. Government or its agencies   $ 97,401   $ 83,083
State and municipal obligations                        24,753     10,354
Corporate obligations                                  51,668     58,115
Corporate stocks and warrants                          13,463      8,459
Other                                                   1,545        929
                                                     --------   --------
                                                     $188,830   $160,940
                                                     ========   ========
SOLD, NOT YET PURCHASED
-----------------------
Obligations of the U.S. Government or its agencies   $114,045   $ 68,713
State and municipal obligations                           308        657
Corporate obligations                                   8,926      8,461
Corporate stocks and warrants                           6,264     11,372
Other                                                   1,325        506
                                                     --------   --------
                                                     $130,868   $ 89,709
                                                     ========   ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

(6) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

         Securities purchased under agreements to resell and securities sold under agreements to repurchase consisted of the following at December 31, 1997 and 1996 (in thousands):

         SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL       1997      1996
         -----------------------------------------------    ---------   --------
         U.S. Government and U.S. Government
         agency obligations with a market value
         of $310.2 million ($482.0 million at 1996)          $309,457   $479,313
                                                             ========   ========

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
         U.S. Government and U.S. Government
         agency obligations with a market value
         of $323.6 million ($469.6 million at 1996)          $322,972   $466,266
                                                             ========   ========

         The Company enters into collateralized transactions to resell and repurchase securities. These transactions are carried at the contract amounts at which the securities will be resold or reacquired plus accrued interest. At December 31, 1997, all agreements will mature within ninety days. Securities purchased under agreements to resell averaged $372.5 million and $568.7 million during 1997 and 1996, respectively, and the maximum amounts outstanding at any month-end during 1997 and 1996 were $545.9 million and $1,400 million, respectively. Securities sold under agreements to repurchase averaged $342.9 million and $552.9 million during 1997 and 1996, respectively, and the maximum amounts outstanding at any month-end during 1997 and 1996 were $530.6 million and $1,387 million, respectively. At December 31, 1997, these agreements to repurchase had a weighted-average annual interest rate of 6.16 percent (6.02 percent at December 31, 1996).

(7)      INVESTMENTS IN MORTGAGE-BACKED CERTIFICATES

         As required by the related indenture provisions of the CMOs, the Certificates are held as collateral by a trustee of the Trust. The trustee collects principal and interest payments from the Certificates, reinvests the payments in eligible investments, and makes principal and interest payments on the CMOs. A summary of the Certificates, available-for-sale is as follows (in thousands):
                                                   DECEMBER 31,
                                               1997             1996
                                             --------         --------
         Amortized cost                      $134,485         $150,147

         Gross unrealized gains                   338              237
         Gross unrealized losses               (4,919)          (5,422)
                                             --------         --------

         Fair value                          $129,904         $144,962
                                             ========         ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
(8)      COLLATERALIZED MORTGAGE OBLIGATIONS

         Receipt of principal and interest from the Certificates, including prepayments, and income earned on the reinvestment of such amounts is applied to the extent required by the indenture to make monthly payments of principal on the CMOs. All payments of principal on the CMOs are allocated to the classes of CMOs in accordance with the terms of the standard indenture provisions. Interest rates on the CMOs are fixed and range from 7.05% to 8.15% per year. The stated maturities range from June 1, 2019 through May 31, 2026 and represent the dates on which the CMOs of each class are expected to be fully paid. The actual maturities of the CMOs will depend on the rate of principal payments, including prepayments, on the Certificates. The CMOs may be subject to redemption at the option of Gateway, in the circumstances and at the redemption price set forth in the related prospectus.

(9)      FIXED ASSETS

         At December 31, 1997 and 1996, fixed assets consist of the following (in thousands):

                                                      DECEMBER 31,
                                                    1997         1996
                                                 ---------    ---------
Building and improvements                        $   1,411    $   1,411
Furniture and equipment                            104,792       92,268
Leasehold improvements                              23,958       21,304
                                                 ---------    ---------
Total cost                                         130,161      114,983
Less accumulated depreciation and amortization     (92,392)     (78,847)
                                                 ---------    ---------
Net fixed assets                                 $  37,769    $  36,136
                                                 =========    =========

(10)     BANK LOANS PAYABLE

         Included in bank loans payable at December 31, 1997 and 1996, are $304 million and $140 million, respectively, in loans drawn from approximately $535 million and $600 million in uncommitted lines of credit, respectively, extended by several banks to the Company. The level of these borrowings fluctuates daily, and at times significantly, depending on market activity and customer margin activity levels. Under such lines of credit, the Company has unsecured borrowings totaling $40 million at December 31, 1997 and 1996. The remaining borrowings are secured by customers' margin securities. The rates on these borrowings are based on the federal funds rate (5.8% and 6.9% at December 31, 1997 and 1996, respectively).

         The Company has a $50 million committed revolving credit facility with two banks, all of which is unused at December 31, 1997. The agreement ends on July 10, 1999, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are paid quarterly at a rate per annum of .25% on the average daily unused balance. Fees paid for the year ended December 31, 1997 were approximately $60,000. On January 9, 1998 the Company borrowed $50 million under this facility in connection with its acquisition of Principal Financial Securities, Inc., more fully discussed in Note 21.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
(11)     NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

         In accordance with the rules and regulations of the Securities and Exchange Commission for registered brokers and dealers, the capital rules of the New York Stock Exchange and Regulation 1.17 of the Commodity Futures Trading Commission, EVEREN Securities and EVEREN Clearing must maintain minimum net capital. Both EVEREN Securities and EVEREN Clearing operate under the alternative method of computing minimum net capital, as defined. Such net capital requirements could restrict the ability of each subsidiary to pay dividends to its parent. At December 31, 1997 and 1996, EVEREN Securities had net capital of approximately $152.0 million and $124.0 million, respectively, which was approximately $151.0 million and $123.0 million, respectively, in excess of its required minimum net capital. At December 31, 1997 and 1996, EVEREN Clearing had net capital of approximately $73.8 million and $68.2 million, respectively, which was approximately $54.6 million and $52.0 million, respectively, in excess of its required minimum net capital.

(12)     DEFINED CONTRIBUTION PLAN

         EVEREN maintains the KSOP to provide employees with an opportunity to accumulate funds for retirement and acquire ownership interests in the voting common stock of EVEREN. Participants are eligible to make pre-tax contributions to the KSOP and share in employer contributions, which are funded by cash payments and plan forfeitures. Total contribution expense for the years ended December 31, 1997, 1996 and 1995 was approximately $684,000, $3.0 million and $19.4 million, respectively.

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

         Actuarial assumptions used to determine net periodic postretirement benefit cost include an annual discount rate of 7% for 1997, 7.75% for 1996, and 7% for 1995. Actuarial assumptions used to determine the accumulated postretirement benefit obligation at December 31, 1997 and 1996 include an annual discount rate of 7% and 7.75%, respectively.

         Net periodic postretirement benefit cost for the years ended December 31 includes the following components (in thousands):

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                1997      1996      1995
                                              --------  --------  -------
Service cost of benefits earned               $   970   $   654   $   618
Interest cost on accumulated postretirement
   benefit obligation                           1,453     1,386     1,305
Amortization of unrecognized gain                --        --        (149)
                                              -------   -------   -------
Net periodic postretirement benefit cost      $ 2,423   $ 2,040   $ 1,774
                                              =======   =======   =======

         The following table presents the plan's funded status reconciled with amounts recognized in the Company's consolidated statement of financial condition at December 31 (in thousands):

                                                          1997          1996
                                                        --------      -------
Accumulated post-retirement benefit obligation:
  Retirees                                              $ 11,052     $ 10,268
  Fully eligible active participants                       4,825        4,303
  Other active participants                                4,884        3,316
                                                        --------      -------
Accumulated post-retirement benefit obligation            20,761       17,887
Plan assets at fair value                                      -            -
                                                        --------      -------
Accumulated post-retirement benefit obligation in
   excess of plan assets                                  20,761       17,887
Unrecognized actuarial loss                              (1,691)        (472)
                                                        --------      -------
Accrued post-retirement benefit cost                    $ 19,070      $17,415
                                                        ========      =======

         For measurement purposes, a 7% annual rate of increase in the per capita health care cost trend rate was assumed for 1998; the rate was assumed to decrease gradually to 6% by the year 1999 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rates by one percentage point would increase the accumulated post-retirement benefit obligation as of December 31, 1997 by approximately $3.7 million and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 by approximately $570,000.

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

         For the years ended December 31, 1996 and 1995, dividends on the Exchangeable Preferred Stock were approximately $2.1 million and $1.2 million, respectively.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
(15)     STOCK OPTIONS

         The Company maintains equity-based incentive plans under which various types of stock options are granted to officers, directors, and key employees of the Company.

         The stock options granted under the equity-based incentive plans have exercise prices which approximated the market prices on the dates of grant, and expire within ten years from the date of grant. The options granted generally vest over a three- or five-year period.

         A summary of the Company's stock options for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                               OPTIONS         WEIGHTED-AVERAGE
                                             OUTSTANDING        EXERCISE PRICE
                                             -----------       ----------------
   Options Outstanding, January 1, 1995                -              $     -
        Granted                                  994,075                 6.84
        Exercised                                      -                    -
        Forfeited                                      -                    -
                                               ---------              -------
   Options Outstanding, December 31, 1995        994,075                 6.84
                                               ---------              -------
        Granted                                  189,750                10.77
        Exercised                                      -                    -
        Forfeited                              (110,200)                 6.84
                                               ---------              -------
   Options Outstanding, December 31, 1996      1,073,625                 7.53
                                               ---------              -------
        Granted                                  804,255                23.19
        Exercised                                      -                    -
        Forfeited                               (75,662)                10.40
                                               ---------              -------
   Options Outstanding, December 31, 1997      1,802,218              $ 14.62
                                               =========              =======

         In 1997, had the Company elected to recognize compensation expense for its stock option plans pursuant to SFAS No. 123 (based on the fair value of options at the grant dates) net income would have been reduced by $1.6 million and basic and diluted earnings per common share would have been reduced by $0.10 and $0.09, respectively. For options granted in 1996 and 1995, the compensation cost as determined under SFAS No. 123 was not material to the Company's consolidated net income or earnings per share calculations.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------


(16)     INCOME TAXES

         The income tax provision (benefit) for the years ended December 31 was as follows (in thousands):
                                    1997             1996            1995
                                  -------          -------         --------
         U.S. Federal
              Current             $29,728         $ 43,621         $ 13,193
              Deferred             (6,532)          (8,724)         (20,926)
                                  -------          -------         --------
                 Total             23,196           34,897           (7,733)
                                  -------          -------         --------
         State and Local
              Current               6,535            7,541            1,922
              Deferred             (1,300)               -             (314)
                                  -------          -------         --------
                 Total              5,235            7,541            1,608
                                  -------          -------         --------
                                  $28,431          $42,438         $ (6,125)
                                  =======          =======         ========

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

         A reconciliation of the statutory federal income tax to the effective tax rate is as follows (in thousands):

                                                                1997        1996       1995
                                                              -------     -------    --------
Statutory federal income tax (benefit)                        $26,246     $36,180     $(7,694)
Increase (reduction) in income taxes resulting from:
         Tax-exempt interest, net                                (286)       (559)       (903)
         Deductible KSOP dividends                             (1,414)       (337)          -
         Extraordinary charge on early retirement of debt           -       1,561           -
         Meals and entertainment                                  650         483         457
         State and local income taxes, net of federal
           income tax benefit                                   3,403       4,459       1,045
         Other, net                                             (168)         651         970
                                                              -------     --------     -------
                                                              $28,431     $42,438     $(6,125)
                                                              =======     =======     =======

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, is presented below (in thousands):

                                                             1997           1996
                                                          ----------    -----------
   Deferred tax assets:
       Accrued expenses                                   $    9,538    $     6,584
       Deferred compensation                                   3,063          1,412
       Deferred rent                                           3,420          3,727
       Fixed assets, principally due
          to differences in depreciation                           -            428
                                                          ----------     ----------
  Total deferred tax assets                                   16,021         12,151
                                                            --------     ----------
  Deferred tax liabilities:
       Section 338 Election basis difference                  19,607         23,083
       Exchange memberships                                    1,393          1,393
       Fixed assets principally due to differences in
          depreciation                                           473              -
       Other                                                     419          1,166
                                                         -----------     ----------
  Total deferred tax liabilities                              21,892         25,642
                                                           ---------      ---------
  Net deferred tax liabilities                           $     5,871     $   13,491
                                                          ==========      =========

         In connection with the Buy-out, EVEREN and Kemper have entered into an agreement (the "Tax Sharing Agreement"), which provides that Kemper will be responsible for and receive the benefits of (i) all settlements with the Internal Revenue Service (the "IRS") for the 1990 and prior year tax periods, (ii) the impact of all tax items for the 1990 and prior year tax periods theretofore identified by the IRS that reverse during the period January 1, 1991 through September 13, 1995 and (iii) all tax issues for the period from January 1, 1991 to September 13, 1995 identified by Kemper and EVEREN in the Tax Sharing Agreement. The Tax Sharing Agreement provides that EVEREN will be responsible for and receive the benefits of all tax liabilities and refunds attributable to the business of the Company after September 13, 1995. Tax returns for the years 1991 through 1993 are currently under examination by the IRS.

         Though valid as between EVEREN and Kemper, the Tax Sharing Agreement is not binding on the IRS and does not affect the several liability of EVEREN, Kemper and their respective subsidiaries to the IRS for all federal taxes of the consolidated group relating to periods prior to September 13, 1995.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
(17)     EARNINGS PER SHARE

         The following table reconciles the numerators and the denominators of the Company's basic and diluted per-share calculations for the year ended December 31, 1997 (in thousands, except share data):

                                                                    PER SHARE
                                      INCOME         SHARES           AMOUNT
                                      -------      ----------       ---------
 Net income                           $46,558
 Basic earnings per share             $46,558      16,115,489         $2.89
                                                                      =====
 Effect of Dilutive Securities:
    Restricted stock and options            -       1,107,792
                                      -------      ----------

 Diluted earnings per share           $46,558      17,223,281         $2.70
                                      =======      ==========         =====

         Earnings per share information is not presented for 1995 due to the changes in the Company's continuing capital structure as discussed in Notes 1, 14, and 15. Accordingly, basic and diluted earnings per share for 1996, calculated on a proforma basis, assuming the Company's initial public offering and full allocation of KSOP shares to participant accounts had occurred as of January 1, 1996, would have been $3.87 and $3.76, respectively. Historical basic earnings per share for 1996, computed in accordance with SFAS No. 128 was $5.36 based on 11,254,680 weighted average common shares outstanding. Historical diluted earnings per share for 1996 was $5.14 based on 11,749,256 weighted average common shares outstanding, which includes dilutive restricted stock and options of 494,576.

         On January 20, 1998, the Company granted 548,770 options and 288,998 shares of restricted stock pursuant to its Restricted Stock Incentive Plans. The effect of these issuances on earnings per share will be reflected in the Company's first quarter 1998 results.

(18)     COMMITMENTS AND CONTINGENCIES

         The Company leases certain office space under various noncancelable operating leases with remaining terms greater than one year. Future minimum payments under noncancelable operating leases as of December 31, 1997 were approximately (in thousands):

                 YEAR ENDING DECEMBER 31,
                 ------------------------
                         1998                                    $ 27,600
                         1999                                      25,400
                         2000                                      21,400
                         2001                                      18,900
                         2002                                      15,100
                      Thereafter                                   42,000
                                                                 --------
             Total minimum lease payments                        $150,400
                                                                 ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
         Certain of the leases are subject to changes in the operating costs of the particular facilities. Total rental expense for all operating leases, including expenses related to the abandonment of leased property, was approximately $31.6 million, $33.3 million and $46.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

         The Company uses unsecured letter of credit agreements issued by banks to provide the required margin for customers' and introducing brokers' transactions with the Options Clearing Corporation. Such letters of credit are generally for periods of six months. The Company pays commitment fees on these letters of credit at an annual rate of approximately .375%. At December 31, 1997 the Company is obligated under an unsecured letter of credit totaling $60 million.

         In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments, which were open at December 31, 1997 and subsequently settled, had no material effect on the consolidated statement of financial condition.

         At December 31, 1997, the Company has investments in limited partnerships carried at cost with aggregate capital commitments of $10 million over a three-to five-year period.

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

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
         The Company also executes customer transactions in the purchase and sale of commodity futures contracts (including options on futures), substantially all of which are transacted on a margin basis subject to various exchange regulations. The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory, exchange, and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires the customers to deposit additional collateral or reduce positions when necessary. Such transactions may expose the Company to significant off-balance sheet risk in the event the margin is not sufficient to fully cover losses which customers may incur. In the event the customer fails to satisfy its obligations, the Company may be required to purchase or sell the collateral at prevailing market prices in order to fulfill the customer's obligations.

         In accordance with industry practice, the Company records customer securities transactions on a settlement date basis, which is generally three business days after trade date. The Company is therefore exposed to risk of loss on these transactions in the event of the customer's or broker's inability to meet the terms of their contracts in which case the Company may have to purchase or sell financial instruments at prevailing market prices. The Company believes that the settlement of these transactions will not have a material effect on the Company's consolidated statement of financial condition or results of operations.

         The Company's customer financing and securities settlement activities require the Company to pledge customer securities as collateral in support of various secured financing sources such as bank loans, securities loaned and agreements to repurchase. Additionally, the Company pledges customer securities as collateral to satisfy margin deposits of various exchanges. In the event the counterparty is unable to meet its contractual obligation to return customer securities pledged as collateral, the Company may be exposed to the risk of acquiring the securities at prevailing market prices in order to satisfy its customer obligations. The Company controls this risk by monitoring the market value of securities pledged on a daily basis and by requiring adjustments of collateral levels in the event of excess market exposures. Additionally, the Company establishes credit limits for such activities and monitors compliance on a daily basis. The Company also enters into collateralized financing agreements in which it extends short-term credit, primarily to major financial institutions. The Company generally controls access to the collateral pledged by the counterparties, which consists largely of securities issued by the U.S Government or its agencies.

         The Company is engaged in various securities trading and brokerage activities servicing a diverse group of corporations, governments, and institutional and individual investors primarily located in the United States. A substantial portion of the Company's transactions are collateralized and are executed with and on behalf of other major brokers and dealers. The Company's exposure to credit risk associated with the nonperformance of these counterparties in fulfilling their contractual obligation pursuant to securities and commodities transactions can be directly impacted by volatile trading markets which may

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
         impair the counterparties' ability to satisfy their obligations to the Company. The Company monitors credit risk on both an individual and group counterparty basis.

         Derivatives
         The Company also uses derivative financial instruments to hedge market risk, primarily arising from fluctuations in interest rates, in its securities inventory. To accomplish this, the Company uses exchange-traded futures and option contracts that contain varying degrees of off-balance-sheet risk, whereby changes in the market values of the underlying securities or other financial instruments may be in excess of the amounts reflected in the consolidated statement of financial condition. Under this strategy, the Company does not expect any material losses relating to such derivative instruments that would not be offset with corresponding gains on the securities hedged. These derivative instruments, which consist solely of exchange-traded futures and option contracts, are carried in the consolidated statements of financial condition at December 31, 1997 and 1996 at their quoted market values of $56,000 and $330,000, respectively, in aggregate, and have aggregate notional values of approximately $7.0 million and $11.6 million, respectively. The average market value of these derivative instruments during 1997 approximated $215,000.

         Fair Value
         The Company's financial instruments are carried at fair value or at amounts which approximate fair value. Customer receivables, primarily consisting of floating-rate loans collateralized by margin securities, are charged interest at rates similar to other such loans made within the industry. Reverse repurchase/repurchase agreements, securities borrowed/loaned, and notes payable to banks are carried at contract amount plus accrued interest or at the amount of cash collateral advanced or received, which approximates fair value due to their highly liquid nature and short maturity. The Company's remaining financial instruments are generally short-term in nature and are typically liquidated at their carrying values.

(21)     SUBSEQUENT EVENTS

         On January 9, 1998, EVEREN completed the acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("PFSI"), from Principal Mutual Life Insurance Company for $75 million in cash. PFSI is a registered securities broker-dealer and will operate as a separate subsidiary of EVEREN until PFSI's back office and other operating activities are combined with those of EVEREN Securities.

         On January 23, 1998, the Company, through its wholly-owned subsidiary, EVEREN Clearing, entered into an additional committed line of credit agreement for an aggregate $150 million with several banks. The borrowings are secured by either customer or firm securities, and interest is based on overnight bank lending rates. The Company pays a commitment fee on the unused portion of the line of credit. The agreement expires on

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------
         December 30, 1998 and can be renewed by mutual agreement of the parties for periods up to 364 days per renewal through January 23, 2003.

         On February 27, 1998, the Company received notice that on February 10, 1998, an arbitration award of $6 million had been rendered by a New York Stock Exchange, Inc. arbitration panel in favor of the Company in connection with the raiding of four of the Company's retail branch offices in 1994 by a competitor firm.

(22)     QUARTERLY INFORMATION (unaudited) (in thousands, except per share data)

                                                                 QUARTER
---------------------------------------------------------------------------------------------------
 1997                                FIRST            SECOND            THIRD            FOURTH
---------------------------------------------------------------------------------------------------
 Total revenues                     $138,051          $144,904          $168,644         $178,153
 Income before income taxes           16,221            17,260            19,984           21,524
 Net income                           10,102            10,815            12,312           13,329
 Earnings per share:
   Basic                                 .63               .67               .76              .83
   Diluted                               .60               .63               .71              .76

                                                                 QUARTER
---------------------------------------------------------------------------------------------------
1996                                 FIRST            SECOND            THIRD            FOURTH
---------------------------------------------------------------------------------------------------
Total revenues                      $143,141          $157,281          $129,087         $141,046
Income before income taxes            10,637            70,592            11,575           15,032
Net income                             6,806            42,419             3,510            9,763
Earnings per share:
         Basic                           .70              4.37               .30              .62
         Diluted                         .68              4.26               .29              .59


                                     ****

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a)      Identification of Directors
                  The information in the Company's Proxy Statement dated March 31, 1998 for the Annual Meeting of Stockholders to be held on May 11, 1998 ("1998 Proxy") under the headings "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS COMMITTEES" is incorporated herein by reference.

         (b)      Identification of Executive Officers

                  The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The executive officers of the Company and their respective positions, ages and backgrounds are as follows:

NAME                     POSITION                                         AGE
---------------------    --------                                         ---
James R. Boris           Chairman of the Board and
                         Chief Executive Officer                           53

Stephen G. McConahey     President and Chief Operating Officer             54

Stanley R. Fallis        Senior Executive Vice President and
                         Director of  Administration  and
                         Operations                                        57

David M. Greene          Senior Executive Vice President
                         and Director of Client Services                   52

Arthur J. McGivern       Senior Executive Vice President
                         and Director of Corporate Development             50

Janet L. Reali           Senior Executive Vice President,
                         General Counsel and Secretary                     46

Thomas R. Reedy          Senior Executive Vice President and
                         Director of Capital Markets                       38

John G. Sullivan         Senior  Executive  Vice  President
                         and  Director of  Marketing  and
                         Investment Services                               52

Daniel D. Williams       Senior Executive Vice President,
                         Treasurer and Chief Financial Officer             46

Thomas M. Mansheim       Executive Vice President, Controller and
                         Chief Accounting Officer                          40

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

          David M. Greene was elected Senior Executive Vice President of the Company in May 1995 and also acts as the Company's Director of Client Services. Since January 1994, he has been Senior Executive Vice President and Director of Client Services of EVEREN Securities. From October 1992 until January 1994, he was EVEREN Securities' national sales director. From August 1991 to October 1992 he was Regional Director of EVEREN Securities' branch offices in Wisconsin, Iowa, Florida and Minnesota. Prior thereto, he was branch manager of the Madison, Wisconsin branch office of an EVEREN Securities predecessor firm, Blunt Ellis & Loewi Incorporated ("BEL").

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

Compliance with Section 16(a) of the Exchange Act

     The information in the 1998 Proxy under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information in the 1998 Proxy under the following captions (including any subcaptions) is incorporated herein by reference:

   COMPENSATION OF DIRECTORS
   COMPENSATION OF EXECUTIVE OFFICERS
   EMPLOYMENT AGREEMENTS
   BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
   PERFORMANCE GRAPH
   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1998 Proxy under the caption "PRINCIPAL STOCKHOLDERS" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others  -  none.
     (b)  Certain business relationships  -  none.
     (c) Indebtedness of management - The information in the 1998 Proxy under the caption "INTEREST OF MANAGEMENT IN CERTAIN
          TRANSACTIONS" is incorporated  herein by reference.
     (d)  Transactions with promoters - not applicable.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1)  Financial Statements

          A listing of all financial statements filed as part of this Annual Report on Form 10-K is included in Item 8.

  (a)(2)  Financial Statement Schedules

          The following financial statement schedules are filed as part of this annual report on Form 10-K:

          SCHEDULE                                               PAGE NO.
          --------                                               --------
          Report of Independent Auditors                           E-1
          Schedule II Valuation and Qualifying Accounts            E-2

  (a)(3)  Exhibits

          The exhibits listed on the accompanying Index to Exhibits at pages E-3 through E-6 below are filed as part of this Annual Report on Form 10-K.

   (b)       Reports on Form 8-K

             The Company filed a report on Form 8-K dated November 18, 1997. Under Item 5 (Other Events) the Company reported the settlement of a lawsuit against EVEREN Securities (and other defendants) titled Cuyahoga County, Ohio Litigation (Jones, et al v. McDonald & Co., et al.).

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

                                     EVEREN CAPITAL CORPORATION

Date:  March 31, 1998                By:    /S/JAMES R. BORIS
                                            --------------------------
                                            James R. Boris
                                            Chairman of the Board, Chief
                                            Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EVEREN Capital Corporation and in the capacities indicated on the 31st day of March 1998.

                                     By: /S/ JAMES R. BORIS
                                         ---------------------------------
                                         James R. Boris
                                         Chairman of the Board, Chief
                                         Executive Officer and Director


                                     By: /S/ STEPHEN G. MCCONAHEY
                                         ---------------------------------
                                         Stephen G. McConahey
                                         President, Chief Operating
                                         Officer and Director

                                     By: /S/ DANIEL D. WILLIAMS
                                         ---------------------------------
                                         Daniel D. Williams
                                         Senior Executive Vice President
                                         Treasurer and Chief Financial Officer
                                         (Principal financial officer)

                                  By:    /S/ THOMAS M. MANSHEIM
                                     -------------------------------------
                                         Thomas M. Mansheim
                                         Executive Vice President,
                                         Controller and Chief Accounting Officer

                                  By:    /S/ WILLIAM T. ESREY
                                     -------------------------------------
                                         William T. Esrey
                                         Director

                                  By:    /S/ JACK KEMP
                                     -------------------------------------
                                         Jack Kemp
                                         Director

                                  By:    /S/ HOMER J. LIVINGSTON JR.
                                     -------------------------------------
                                         Homer J. Livingston, Jr.
                                         Director

                                  By:    /S/ WILLIAM C. SPRINGER
                                     -------------------------------------
                                         William C. Springer
                                         Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EVEREN Capital Corporation

We have audited the consolidated financial statements of EVEREN Capital Corporation and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 27, 1998; such consolidated financial statements and report are included in the Annual Report on Form 10-K for the year ended December 31, 1997. Our audits also included the consolidated financial statement schedule, Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 1997 of EVEREN Capital Corporation and subsidiaries, listed in Item 14 of this report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on such consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Deloitte & Touche LLP


Chicago, Illinois
February 27, 1998

                                                                     Schedule II

                   EVEREN CAPITAL CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)


             DESCRIPTION                1997     1996      1995
                                        ----     ----      ----
Asset valuation reserves:
    Balance at beginning of period    $ 9,182   $10,028   $11,797
    Additions-provisions for losses     2,495       913     1,411
    Deductions (1)                      4,481     1,759     3,180
                                      -------   -------   -------

    Balance at end of period          $ 7,196   $ 9,182   $10,028
                                      ========  =======   ========

-------------
(1) These deductions represent the net effect on the valuation reserves of write-downs and recoveries.

                                  EXHIBIT INDEX

EXHIBIT
  NO.    DESCRIPTION                                                   PAGE NO.
-------  -----------                                                   --------

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

10.4     The EVEREN Capital Corporation 401(k) and Employee Stock
         Ownership Trust. (Incorporated by reference to Exhibit 10.9 to the Form 8-K).

10.5     The EVEREN Capital Corporation 401(k) and Employee Stock
         Ownership Plan. (Incorporated by reference to Exhibit 10.10 to the Form 8-K).

10.5(a)  First Amendment of EVEREN Capital Corporation 401(k) and
         Employee Stock Ownership Plan (As Amended and Restated
         Effective as of September 1, 1995).

10.5(b) Second Amendment of EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan (As Amended and Restated
         Effective as of September 1, 1995).

10.5(c)  Third Amendment of EVEREN Capital Corporation 401(k) and
         Employee Stock Ownership Plan (As Amended and Restated
         Effective as of September 1, 1995).

10.5(d) Fourth Amendment of EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan (As Amended and Restated
         Effective as of September 1, 1995).

10.5(e)  Fifth Amendment of EVEREN Capital Corporation 401(k) and
         Employee Stock Ownership Plan (As Amended and Restated
         Effective as of September 1, 1995).

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

10.23    Joint Venture Agreement dated as of July 25, 1996 among
         EVEREN, Mentor and certain of their affiliates. (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated June 30, 1996 and filed with the Commission on July 31, 1996).

10.23(a) Amendment to Joint Venture Agreement dated July 15, 1997

10.23(b) Clarification Agreement Re: Joint Venture Agreement dated as of October 30, 1996.

10.24 Form of Rights Agreement, dated as of _________, 1996, between EVEREN and _______________. (Incorporated by reference to Exhibit 10.26 to the EVEREN S-1).

10.25    Second Amendment dated February 7, 1997 to Employment
         Agreement dated September 13, 1995 between James R. Boris and EVEREN (Incorporated by reference to Exhibit 10.25 to EVEREN's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 10-K"))

10.26    Second Amendment dated February 7, 1997 to Employment
         Agreement dated September 13, 1995 between Stephen G.
         McConahey and EVEREN (Incorporated by reference to Exhibit
         10.26 to the 1996 10-K)

10.27 Credit Agreement by and among EVEREN, the Lenders Party thereto, LaSalle National Bank, as documentation agent, and The Bank of New York, as administrative agent, dated July 11, 1997. (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated June 30, 1997 and filed with the Commission on August 14, 1997).

10.28    Not Used.

10.29    Not Used.

10.30    EVEREN Capital Corporation Senior Management Incentive
         Compensation Plan. (Incorporated by reference to Exhibit A to EVEREN's Proxy Statement dated April 4, 1997 relating to
         EVEREN's Annual Meeting of Stockholder's held on May 6,
         1997).

10.31 Non-qualified Stock Option Agreement dated as of February 7, 1997 between EVEREN and James R. Boris.

10.32 Non-qualified Stock Option Agreement dated as of February 7, 1997 between EVEREN and Stephen G. McConahey.

10.33 1996 Restricted Stock Incentive Plan (as Amended and Restated effective as of May 6, 1997).

12.0     Statement regarding computation of ratios.

21.0     Subsidiaries of EVEREN.

24.0 Power of Attorney - a power of attorney is included above at the signatures page of this Annual Report on Form 10-K.

27.0     Financial Data Schedule