Form 10-Q
period 1998-03-31
EVEREN CAPITAL CORP
filed 1998-05-15
CIK 945770

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________

Commission File Number         1-13940
                             -----------

                          EVEREN CAPITAL CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                             36-4019175
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

        77 West Wacker Drive
         Chicago, Illinois                                        60601
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
                                                      -------------------

       Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No [ ]

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of May 8, 1998:

                   $.01 par value common stock - 17,423,057

                                    INDEX
                                    -----

                                                                          Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited):

         Consolidated Statements of Financial Condition -
             March 31, 1998 and December 31, 1997                           3

         Consolidated Statements of Operations and Comprehensive
             Income - Three months ended March 31, 1998 and 1997            4

         Consolidated Statement of Changes in Stockholders' Equity -
             Three months ended March 31, 1998                              5

         Consolidated Statements of Cash Flows -Three months
             ended March 31, 1998 and 1997                                  6

         Notes to Consolidated Financial Statements                         7

Item 2.  Management's Discussion and Analysis -
             Results of Operations
             Liquidity and Capital Resources                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks       21

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  24


SIGNATURES                                                                 25

EXHIBIT INDEX                                                              26

PART I. FINACIAL INFORMATION
Item 1. Financial Statements

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           MARCH 31,     DECEMBER 31,
        ASSETS                                                               1998            1997
                                                                          (unaudited)    ------------
                                                                         ------------
Cash and cash equivalents                                                 $   70,520      $   36,248
Cash and securities segregated under
   federal and other regulations                                              15,666          15,363
Receivables from:
   Customers                                                                 905,398         935,795
   Brokers and dealers                                                        35,567         119,883
   Others                                                                     74,994          56,187
Securities borrowed                                                           60,031          42,695
Securities owned, at market                                                  229,788         188,830
Securities purchased under agreements to resell                              249,098         309,457
Investment in mortgage-backed certificates
   available-for-sale, at fair value                                         124,172         129,904
Fixed assets, at cost, net                                                    40,717          37,769
Other assets                                                                  77,047          33,939
                                                                         ------------    ------------
                                                                          $1,882,998      $1,906,070
                                                                         ============    ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank loans payable                                                        $  255,000      $  304,000
Payables to:
   Customers                                                                 204,426         192,817
   Brokers and dealers                                                        26,201          29,021
Securities loaned                                                            297,157         228,477
Collateralized mortgage obligations                                          115,077         121,970
Securities sold, not yet purchased, at market                                 81,230         130,868
Securities sold under agreements to repurchase                               284,587         322,972
Deferred income taxes                                                          6,313           5,871
Accounts payable, accrued expenses and other liabilities                     260,577         235,133
                                                                         ------------    ------------
                                                                           1,530,568       1,571,129
                                                                         ------------    ------------
Stockholders' Equity:
Common stock, $.01 par value per share; 100,000,000
   shares authorized, 17,433,602 and 17,120,026 outstanding at
   March 31, 1998 and December 31, 1997, respectively                            179             175
Additional paid-in capital                                                   283,457         269,608
Unearned cost of restricted stock                                            (19,453)         (8,269)
Treasury stock, at cost, 466,855 and 455,775 shares at March 31, 1998
   and December 31, 1997, respectively                                        (7,871)         (7,663)
Retained earnings (since January 1, 1996)                                     99,324          85,079
Accumulated other comprehensive loss-
   Net unrealized loss on available-for-sale securities                       (3,206)         (3,989)
                                                                         ------------    ------------
                                                                             352,430         334,941
                                                                         ------------    ------------
                                                                          $1,882,998      $1,906,070
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                            1998            1997
                                                       -------------   -------------
Revenue:
    Commissions                                         $    90,843     $    61,811
    Principal transactions                                   29,632          23,273
    Investment banking                                       21,817           9,990
    Asset management                                         24,546          16,674
    Other                                                    14,972           8,280
    Interest                                                 26,645          18,023
                                                       -------------   -------------
      Total revenue                                         208,455         138,051
      Interest expense                                       13,819           6,740
                                                       -------------   -------------
      Net revenue                                           194,636         131,311

Non-interest expenses:
    Compensation and benefits                               114,913          78,545
    Brokerage and clearance                                   5,502           4,206
    Communications                                           13,270           9,609
    Occupancy and equipment                                  12,076           9,935
    Promotional                                               6,440           4,589
    Other                                                    16,167           8,206
                                                       -------------   -------------
      Total non-interest expenses                           168,368         115,090
                                                       -------------   -------------

    Income before income taxes                               26,268          16,221

    Income tax expense                                       10,127           6,119
                                                       -------------   -------------

    Net income                                          $    16,141     $    10,102
                                                       =============   =============

    Other comprehensive income - Unrealized gain (loss)
      on available-for-sale securities, net of tax              783          (1,929)
                                                       -------------   -------------
    Comprehensive income                                $    16,924     $     8,173
                                                       =============   =============


    Weighted average common shares outstanding
    Basic                                                16,099,130      16,097,507
                                                       =============   =============
    Diluted                                              17,431,150      16,696,708
                                                       =============   =============

    Net income per share
    Basic                                               $      1.00     $       .63
                                                       =============   =============
    Diluted                                             $       .93     $       .60
                                                       =============   =============

    Pro forma net income per share (see Note 4)
    Basic                                               $       .50     $       .31
                                                       =============   =============
    Diluted                                             $       .46     $       .30
                                                       =============   =============

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                  Accumulated Other
                                                                                  Unearned      Comprehensive Income-
                                                                 Additional       cost of          Unrealized gain
                                                                   Paid-In       Restricted      (loss) on available-
                                                   Common Stock    Capital         Stock         for-sale securities
                                                   ------------  ----------      ----------     ---------------------
Balances at December 31, 1997                         $  175      $269,608        $ (8,269)            $(3,989)
Issuance of additional common stock
    under equity plans                                     4        13,849         (11,184)
Dividend on common stock
Change in unrealized gain (loss) for the period                                                            783
Purchase of treasury stock
Net income
                                                     --------    ----------      ----------           ---------
Balances at March 31, 1998                            $  179      $283,457        $(19,453)            $(3,206)
                                                     ========    ==========      ==========           =========


                                                                    Retained           Total
                                                   Treasury         Earnings       Stockholders'
                                                    Stock        (since 1/1/96)       Equity
                                                   --------      --------------    -------------
Balances at December 31, 1997                       $(7,663)         $85,079         $ 334,941
Issuance of additional common stock
    under equity plans                                                                   2,669
Dividend on common stock                                              (1,896)           (1,896)
Change in unrealized gain (loss) for the period                                            783
Purchase of treasury stock                             (208)                              (208)
Net income                                                            16,141            16,141
                                                   ---------        ---------       -----------
Balances at March 31, 1998                          $(7,871)         $99,324         $ 352,430
                                                   =========        =========       ===========






See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (UNAUDITED)
                                (IN THOUSANDS)

                                                                          1998           1997
                                                                          ----           ----
Cash flows from operating activities:
        Net income                                                     $  16,141      $  10,102
        Adjustments to reconcile net income to net cash flows
         from operating activities: -
         Depreciation and amortization                                     4,760          3,583
         Deferred income taxes                                                20         (4,215)
         Change in assets and liabilities:
            Cash and securities segregated under federal
            and other regulations                                           (303)           167
            Receivables from/payables to:
              Customers                                                   42,006        (55,970)
              Brokers and dealers                                         86,839         92,489
              Others                                                     (11,577)         2,439
            Securities borrowed                                          (17,336)         2,972
            Securities owned                                             (27,571)       (65,041)
            Securities purchased under agreements to resell               78,359        100,412
            Other assets                                                   6,433          1,112
            Securities loaned                                             68,680         37,349
            Securities sold, not yet purchased                           (51,445)        39,312
            Securities sold under agreements to repurchase               (38,385)      (194,781)
            Accounts payable, accrued expenses,
             and other liabilities                                       (22,341)        23,196
                                                                      -----------    -----------
         Net cash flows from operating activities                        134,280         (6,874)
                                                                      -----------    -----------
Cash flows from investing activities:
         Acquisition of Principal Securities, net of cash acquired       (51,308)             -
         Collections of principal on investments in mortgage-
          backed securities                                                7,120          3,152
         Acquisition of fixed assets, net                                 (4,909)        (3,335)
                                                                      -----------    -----------
         Net cash flows from investing activities                        (49,097)          (183)
                                                                      -----------    -----------
Cash flows from financing activities:
         Dividends paid                                                   (1,896)        (1,539)
         Proceeds from common stock issuance                               7,218          5,820
         Repayment of collateralized mortgage obligations                 (7,025)        (3,143)
         Increase (decrease) in bank loans payable                       (49,000)        11,000
         Purchase of treasury stock                                         (208)           (51)
                                                                      -----------    -----------
         Net cash flows from financing activities                        (50,911)        12,087
                                                                      -----------    -----------
Increase in cash and cash equivalents                                     34,272          5,030
Cash and cash equivalents at beginning of the period                      36,248         46,592
                                                                      -----------    -----------
Cash and cash equivalents at end of the period                         $  70,520      $  51,622
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
         Interest paid                                                 $  10,351      $   7,419
                                                                      ===========    ===========
         Income taxes paid                                             $   4,433      $     409
                                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)

(1)  GENERAL INFORMATION
     -------------------

     The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of EVEREN Capital Corporation and its subsidiaries (the "Company"). On January 9, 1998 the Company completed its previously announced acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("Principal Securities"). The consolidated financial statements are unaudited. However, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the accompanying consolidated financial statements.

     Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

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

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", in June 1997. The Company adopted the provisions of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified to be consistent with the current year presentation. The only item of comprehensive income that the Company has is unrealized gains (losses) on available-for-sale securities.

(2)  NET CAPITAL RULE
     ----------------

     EVEREN Securities, Inc. ("EVEREN Securities"), EVEREN Clearing Corp. ("EVEREN Clearing") and Principal Securities, the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. EVEREN Securities, EVEREN Clearing, and Principal Securities all operate under the alternative method, as defined, of computing minimum net capital. At March 31, 1998, EVEREN Securities had net capital of approximately $147.1 million which was approximately $146.1 million in excess of its

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED MARCH 31, 1998
                                 (UNAUDITED)

     required minimum net capital. At March 31, 1998, EVEREN Clearing had net capital of approximately $77.3 million which was approximately $58.5 million in excess of its required minimum net capital. At March 31, 1998, Principal Securities had net capital of approximately $25.8 million which was approximately $24.8 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at March 31, 1998, and subsequently settled, had no material effect on the consolidated financial position of the Company.

(4)  SUBSEQUENT EVENT
     ----------------

     On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split will be effected in the form of a stock dividend, to be distributed on June 16, 1998 to shareholders of record on June 2, 1998.

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

        Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those contemplated by the forward looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors, that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include those discussed below.

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

        The favorable market and economic conditions which characterized 1997 continued throughout the first quarter of 1998, contributing to higher industry-wide securities revenues and net income. Conditions in the U.S. trading markets continued to be favorable, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low. The performance of U.S. equity markets continued to be very positive in the first quarter of 1998, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a continued strong volume of equity issuances.

COMPANY DEVELOPMENTS

        On January 9, 1998, EVEREN completed the acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("Principal

Securities"), from Principal Mutual Life Insurance Company for $75 million in cash. Principal Securities is a registered securities broker-dealer and will operate as a separate subsidiary of EVEREN until Principal Securities' back office and other operating activities are combined with those of EVEREN Securities (which is scheduled to occur in the second quarter of 1998).

        Consistent with the generally strong economic and market conditions seen throughout the securities industry in the first quarter of 1998, the Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions in which the Company has participated.

EQUITY PARTICIPATION OF EMPLOYEES

        As of March 31, 1998, the Company's current employees and directors, through the Company's 401(k) and Employee Stock Ownership Plan ("the KSOP") and otherwise, own approximately 70% of the outstanding Common Stock.

        To continue to encourage such ownership and to motivate personnel, in 1996, the Company instituted three new employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. Management believes that significant employee ownership fosters a culture that encourages strong performance and provides employees the opportunity to participate in the future performance of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                         Three months ended March 31,
                                             1998            1997
                                             ----            ----
Revenue:
   Commissions                               46.7%           47.1%
   Principal transactions                    15.2            17.7
   Investment banking                        11.2             7.6
   Asset management                          12.6            12.7
   Other                                      7.7             6.3
   Interest                                  13.7            13.7
                                           -------         -------
   Total revenue                            107.1           105.1
   Interest expense                           7.1             5.1
                                           -------         -------
   Net revenue                              100.0           100.0
                                           -------         -------

Non-interest expenses:
   Compensation and benefits                 59.0            59.8
   Brokerage and clearance                    2.8             3.2
   Communications                             6.8             7.3
   Occupancy and equipment                    6.2             7.6
   Promotional                                3.3             3.5
   Other                                      8.4             6.2
                                           -------         -------
   Total non-interest expenses               86.5            87.6
                                           -------         -------

Income before income taxes                   13.5            12.4

Income tax expense                            5.2             4.7
                                           -------         -------

Net income                                    8.3%            7.7%
                                           =======         =======

Three months ended March 31, 1998 compared to the three months ended March 31, 1997

        The Company experienced strong operating results for the quarter ended March 31, 1998 when compared to the first quarter of 1997. One of the Company's strategic initiatives is to pursue opportunistic acquisitions that either deepen penetration in its existing markets or add new, sufficiently penetrated, markets to its franchise. This focus resulted in the acquisition of Principal Securities, in the beginning of the first quarter of 1998. Both revenues and expenses are higher in the first quarter of 1998 than in the comparable period of 1997 as a result of the Principal Securities acquisition; however, revenues from the Company's core businesses also increased significantly. Non-interest expenses have increased in most areas, primarily in direct correlation with the increased revenues. Net income has improved significantly in the first quarter of 1998 when compared to the first quarter of 1997. Management attributes these results to several factors. As noted earlier, favorable conditions prevailed in the equity markets throughout the first quarter of 1998, reflecting continued investor optimism concerning inflation and relative interest rate stability. Additionally, the Company experienced strong growth in its retail and institutional brokerage operations and asset management activities. Finally, the Company received an arbitration award of $6.0 million in connection with the raiding of four of its retail branch offices in 1994 by a competitor firm which resulted in a $2.9 million increase in net income after related expenses and taxes.

        Total revenue increased $70.4 million or 51% to $208.5 million for the three months ended March 31, 1998 from $138.1 million for the three months ended March 31, 1997. Net revenues increased $63.3 million or 48% to $194.6 million for the three months ended March 31, 1998 from $131.3 million for the three months ended March 31, 1997. As previously noted, the Company acquired Principal Securities in the first quarter of 1998. Excluding the revenues attributable to Principal Securities and the arbitration award mentioned above, total revenues for the first quarter of 1998 increased $39.8 million or 29% to $177.8 million from $138.1 million in the first quarter of 1997, and net revenues for the first quarter of 1998 increased by approximately $35.2 million or 27% over the same period of 1997.

        Commission revenue increased $29.0 million or 47% to $90.8 million for the three months ended March 31, 1998 from $61.8 million for the three months ended March 31, 1997. The strong increase in commission revenues is due in part to the acquisition of the retail brokerage force of Principal Securities. The balance is due to growth and increased productivity in both the retail and institutional areas.

        Principal transactions revenue increased $6.3 million or 27% to $29.6 million for the three months ended March 31, 1998 from $23.3 million for the three months ended March 31, 1997. This increase is due largely to the consistently strong market in 1998 compared to some of the volatility that characterized the equity markets in part of the 1997 first quarter, as well as the Principal Securities acquisition.

        Investment banking revenue increased $11.8 million or 118% to $21.8 million for the three months ended March 31, 1998 from $10.0 million for the three months ended March 31, 1997. This increase is the result of the Company's strategy of developing corporate finance business in several targeted industry sectors aided by the continued strong equity markets.

This focus has resulted in the Company's participating in a larger number of equity underwriting offerings in the first quarter of 1998.

        Asset management revenue increased $7.8 million or 47% to $24.5 million for the three months ended March 31, 1998 from $16.7 million for the three months ended March 31, 1997 due to the growth of client assets invested in managed accounts and mutual funds and the resulting increase in managed account fees and 12b-1 distribution fees. The increase also reflects the growth in earnings in Mentor Investment Group, in which the Company holds a twenty percent equity interest.

        Other income increased $6.7 million or 81% to $15.0 million for the three months ended March 31, 1998 from $8.3 million for the three months ended March 31, 1997. This increase is primarily attributable to the $6.0 million arbitration award discussed earlier; excluding this award, other income increased slightly, $0.7 million or 8%, for the first quarter of 1998 when compared to the first quarter of 1997.

        Interest and dividend income increased $8.6 million or 48% to $26.6 million for the three months ended March 31, 1998 from $18.0 million in the corresponding period in 1997. Net interest increased $1.5 million or 13% to $12.8 million for the three months ended March 31, 1998 from $11.3 million for the three months ended March 31, 1997. These increases are a result of significant growth in the Company's customer margin accounts in the first quarter of 1998 compared to 1997.

        Total non-interest expenses increased $53.3 million or 46% to $168.4 million for the three months ended March 31, 1998 from $115.1 million for the three months ended March 31, 1997. The acquisition of Principal Securities as well as the Company's internal growth created significant increases in most expense categories.

        Compensation and benefits expense increased $36.4 million or 46% to $114.9 million for the three months ended March 31, 1998 from $78.5 million for the three months ended March 31, 1997. This increase is directly attributable to the increases in commission revenue, principal transactions revenue and investment banking revenues in the first quarter of 1998, resulting in increased production-based payouts. This increase is also related to the acquisition of Principal Securities as mentioned above, and the resultant increased employee base in the first quarter of 1998 when compared to the first quarter of 1997.

        Brokerage and clearance expense increased $1.3 million or 31% to $5.5 million for the three months ended March 31, 1998 from $4.2 million for the three months ended March 31, 1997. The increase is due to the variable nature of this expense, which increases in relative proportion to the growth in transactional revenue in 1998 over 1997.

        Communications expense increased $3.7 million or 39% to $13.3 million for the three months ended March 31, 1998 from $9.6 million for the three months ended March 31, 1997, primarily due to an increased number of employees in 1998 when compared to the corresponding period of 1997 and to ongoing technology enhancements undertaken in late 1997 to improve the Company's overall productivity and competitiveness.

        Occupancy and equipment expense increased $2.2 million or 22% to $12.1 million for the three months ended March 31, 1998 from $9.9 million for the three months ended March 31, 1997. This increase is largely the result of the Principal Securities acquisition which added approximately 35 new branch office locations to the Company's existing retail system.

        Promotional expense increased $1.8 million or 39% to $6.4 million for the three months ended March 31, 1998 from $4.6 million for the three months ended March 31, 1997. This increase is due to both the acquisition of Principal Securities and the Company's focus on increased name recognition throughout its retail branch office network.

        Other expenses increased $8.0 million or 98% to $16.2 million for the three months ended March 31, 1998 from $8.2 million for the three months ended March 31, 1997. This increase is related primarily to an increase in professional fees which includes $1.1 million of fees related to the aforementioned NYSE arbitration award; as well as additional costs of licensing, insurance and various other office expenses resulting from the increased employee base in the first quarter of 1998 when compared to 1997 and the integration of Principal Securities into the operations of EVEREN Securities.

        The Company's income tax expense for the three months ended March 31, 1998 was $10.1 million, which represented an effective tax rate on income before taxes of 38.4%, compared to a $6.1 million or a 37.7% effective tax rate for the three months ended March 31, 1997.

        Net income increased $6.0 million or 59% to $16.1 million for the three months ended March 31, 1998 from $10.1 million for the three months ended March 31, 1997.

        Comprehensive income, which includes net income plus the change in unrealized gains (losses) on available-for-sale securities, increased $8,751 or 107% to $16,924 for the three months ended March 31, 1998 from $8,173 for the three months ended March 31, 1997.

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

                                                                         Three months ended
                                    3/31/98   12/31/97    9/30/97    6/30/97    3/31/97   12/31/96    9/30/96        6/30/96
                                    -------   --------    -------    -------    -------   --------    -------        -------
                                                                       (dollars in thousands)
Revenue:
    Commissions                    $ 90,843   $ 71,137   $ 73,099   $ 61,901   $ 61,811   $ 57,349   $ 50,741       $ 60,277
    Principal  transactions          29,632     26,789     28,174     24,656     23,273     23,558     26,389         34,469
    Investment banking               21,817     28,768     15,272     15,514      9,990     17,230     11,677         16,540
    Asset management                 24,546     20,026     18,493     16,267     16,098     14,806     14,776         13,231
    Other                            14,972      8,672      7,405      8,371      8,856      9,775      7,234         13,486
    Interest                         26,645     22,761     26,201     18,195     18,023     18,328     18,270         19,278
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------      ---------
    Total revenue                   208,455    178,153    168,644    144,904    138,051    141,046    129,087        157,281
    Interest expense                 13,819     10,072     13,113      6,728      6,740      6,850      8,613          9,203
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------      ---------
    Net revenue                     194,636    168,081    155,531    138,176    131,311    134,196    120,474        148,078
Non-interest expenses:
    Compensation and benefits       114,913    100,635     93,024     80,267     78,545     80,170     75,601         88,893
    Brokerage and clearance           5,502      4,438      4,487      4,043      4,206      3,938      3,773          3,899
    Communications                   13,270     11,644     10,996     10,350      9,609      9,495      8,883          9,567
    Occupancy and equipment          12,076     10,479     10,336     10,006      9,935      9,200      9,676         10,052
    Promotional                       6,440      6,384      5,091      5,461      4,589      5,166      4,326          4,375
    Other                            16,167     12,977     11,613     10,789      8,206     11,195      6,640         10,881
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------      ---------
    Total non-interest expenses     168,368    146,557    135,547    120,916    115,090    119,164    108,899        127,667
    Gain on sale of subsidiary            -          -          -          -          -          -          -         50,181 (2)
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------      ---------

Income before income taxes
    and extraordinary charge         26,268     21,524     19,984     17,260     16,221     15,032     11,575         70,592

Income tax expense                   10,127      8,195      7,672      6,445      6,119      5,269      5,165         28,173
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------      ---------

Income before
    extraordinary charge             16,141     13,329     12,312     10,815     10,102      9,763      6,410         42,419

Extraordinary charge, net of
    income taxes of $1,561                -          -          -          -          -          -     (2,900)(1)          -
                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------      ---------

Net income                         $ 16,141   $ 13,329   $ 12,312   $ 10,815   $ 10,102   $  9,763   $  3,510 (1)   $ 42,419 (2)
                                   =========  =========  =========  =========  =========  =========  =========      =========

------------------------

(1) Includes a $2.9 million after-tax charge related to the early retirement of the Company's Debentures.
(2) Includes a $50.2 million pre-tax ($30.2 million after-tax) gain on the sale of BETA.

The following table sets forth certain financial data as a percentage of net revenues.

                                                                         Three months ended
                                    3/31/98   12/31/97    9/30/97    6/30/97    3/31/97   12/31/96    9/30/96        6/30/96
                                    -------   --------    -------    -------    -------   --------    -------        -------
Revenue:
    Commissions                       46.7%     42.3%       47.0%      44.8%      47.1%     42.7%       42.1%          40.7%
    Principal transactions            15.2      15.9        18.1       17.8       17.7      17.6        21.9           23.3
    Investment banking                11.2      17.1         9.8       11.2        7.6      12.8         9.7           11.2
    Asset management                  12.6      11.9        11.9       11.8       12.3      11.0        12.3            8.9
    Other                              7.7       5.3         4.8        6.1        6.7       7.3         6.0            9.1
    Interest                          13.7      13.5        16.8       13.2       13.7      13.7        15.2           13.0
                                     ------    ------      ------     ------     ------    ------      ------         ------
    Total revenue                    107.1     106.0       108.4      104.9      105.1     105.1       107.2          106.2
    Interest expense                   7.1       6.0         8.4        4.9        5.1       5.1         7.2            6.2
                                     ------    ------      ------     ------     ------    ------      ------         ------
    Net revenue                      100.0     100.0       100.0      100.0      100.0     100.0       100.0          100.0
                                     ------    ------      ------     ------     ------    ------      ------         ------

Non-interest expenses:
    Compensation and benefits         59.0      59.9        59.8       58.1       59.8      59.7        62.8           60.0
    Brokerage and clearance            2.8       2.6         2.9        2.9        3.2       2.9         3.1            2.6
    Communications                     6.8       6.9         7.1        7.5        7.3       7.1         7.4            6.5
    Occupancy and equipment            6.2       6.2         6.6        7.2        7.6       6.9         8.0            6.8
    Promotional                        3.3       3.8         3.3        4.0        3.5       3.9         3.6            3.0
    Other                              8.4       7.8         7.5        7.8        6.2       8.3         5.5            7.3
                                     ------    ------      ------     ------     ------    ------      ------         ------
    Total non-interest expenses       86.5      87.2        87.2       87.5       87.6      88.8        90.4           86.2
    Gain on sale of subsidiary           -         -           -          -          -         -           -           33.9 (2)
                                     ------    ------      ------     ------     ------    ------      ------         ------
Income before income taxes
    and extraordinary charge          13.5      12.8        12.8       12.5       12.4      11.2         9.6           47.7

Income tax expense                     5.2       4.9         4.9        4.7        4.7       3.9         4.3           19.0
                                     ------    ------      ------     ------     ------    ------      ------         ------

Income before extraordinary
    charge                             8.3       7.9         7.9        7.8        7.7       7.3         5.3           28.7

Extraordinary charge, net of
    income taxes                         -         -           -          -          -         -        (2.4) (1)         -
                                     ------    ------      ------     ------     ------    ------      ------         ------

Net income                             8.3%      7.9%        7.9%       7.8%       7.7%      7.3%        2.9% (1)      28.7%(2)
                                     ======    ======      ======     ======     ======    ======      ======         ======


(1) Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.
(2) Includes a $50.2 million pre-tax or 33.9% ($30.2 million after-tax or 20.4%) gain on the sale of BETA.

        The generally upward trend in the Company's net revenues for the eight quarterly periods ended March 31, 1998 reflects generally strong economic and market conditions seen throughout the securities industry. The Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions the Company has participated in. Revenues in the third quarter of 1996 were adversely effected by the market volatility and decreased transactional volume seen throughout the industry.

        Net revenues during this eight-quarter period follow the same positive trend. The Company has also grown its customer margin accounts which contributes to this positive trend.

        While in absolute dollar amounts, non-interest expenses have trended up during the eight periods, such increases are generally attributable to the variable nature of compensation and benefits expense and brokerage and clearance expense as well as certain other expenses, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have trended downward during such periods, which management believes to be a result of the Company's focus on profitability growth and cost containment.

        Net income, both in absolute dollar amounts and as a percentage of net revenues, also reflects a positive trend during this eight-quarter period.

LIQUIDITY AND CAPITAL RESOURCES

        Holding Company

        EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings") and Principal Securities Holding Corporation ("PSHC"), the holding companies for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiaries, which are EVEREN Capital's primary sources of liquidity, are restricted as to amounts which may be paid by applicable laws or regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 2 of Notes to Consolidated Financial Statements contained in Item 1 of this report. The Company has also generated funds from bank loans and the issuance of Common Stock to employees.

        Since becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock. In November 1997, the Board of Directors approved an increase in the quarterly dividend rate to $.11 per share on the Company's Common Stock which was paid in

December 1997 and March 1998. On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split will be effected by means of a stock dividend to shareholders of record on June 2, 1998, and distributed on June 16, 1998. The Board of Directors also approved an additional increase in the Company's dividend to $.14 per pre-split share, or $.07 per post-split share, also payable to shareholders of record on June 2, 1998.

        In 1997, the Company entered into a $50 million committed revolving credit facility with two banks. The term of the agreement is for two years, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. On January 9, 1998, the Company borrowed $50 million under this facility in connection with its acquisition of PSHC and its wholly-owned subsidiary, Principal Securities. At March 31, 1998, $45 million is outstanding pursuant to this credit facility.

        The Company believes that its current level of equity capital, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

        The assets of EVEREN Securities, Inc., EVEREN Clearing Corp. and Principal Securities, the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at both March 31, 1998 and December 31, 1997 were approximately $1.9 billion.

        The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, through payables to customers, brokers and dealers, and through securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At March 31, 1998, the Subsidiaries had approximately $645 million in uncommitted credit lines with several banks.

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

Three months ended March 31, 1998 and 1997

        Cash and cash equivalents at March 31, 1998 and 1997 totaled $70.5 million and $51.6 million, respectively, reflecting increases of $34.3 million and $5.0 million, respectively.

        For the three months ended March 31, 1998 cash generated by operating activities was used by financing the acquisition of Principal Securities and a decrease in bank loans payable and for the three months ended March 31, 1997, cash used by operating activities was generated primarily in financing activities through an increase in bank loans payable.

        Net cash provided by (used by) operating activities totaled $134.3 million and $6.9 million in 1998 and 1997, respectively. In 1998, decreases in receivables from customers and broker-dealers of $128.8 million, decreases in securities purchased under agreements to resell of

$78.4 million, and an increase in securities loaned of $68.7 million generated cash. This was partially used by increases in securities borrowed and securities owned of $44.9 million and a decrease in securities sold under agreements to repurchase of $38.4 million. In 1997, changes in securities owned and securities sold not yet purchased of $25.7 million and securities purchased under agreements to resell and repurchase of $94.4 million used cash. These uses were partially offset by a $38.9 million use of funds related to the net change in receivables from and payables to customers, broker-dealers and others and changes in securities borrowed and loaned of $40.3 million.

        In 1998, net cash used by investing activities is comprised primarily of the $51.3 million cash used to acquire Principal Securities, net of cash acquired. In 1997, net cash used in investing activities of $.2 million is the result of collections of principal on investments in mortgage-backed securities of $3.1 million offset by a net increase of $3.3 million of fixed assets.

        In 1998, net cash used by financing activities is primarily the result of a $49.0 million decrease in bank loans payable. In 1997, net cash flows from financing activities amounted to $12.1 million, the net result of an $11 million increase in bank loans, $5.8 million of proceeds from the issuance of common stock, payment of dividends of $1.5 million and the repayment of collateralized mortgage obligations of $3.1 million.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

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

        At March 31, 1998 and December 31, 1997, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                                 3/31/98        12/31/97
                                                 -------        --------
OWNED
-----
Obligations of the U.S. Government
  or its agencies                               $ 105,349      $  97,401
State and municipal obligations                    36,779         24,753
Corporate debt obligations                         52,141         51,668
Corporate stocks and warrants                      28,278         13,463
Other                                               7,241          1,545
                                                ---------      ---------
                                                $ 229,788      $ 188,830
                                                =========      =========

SOLD, NOT YET PURCHASED
-----------------------
Obligations of the U.S. Government
  or its agencies                               $  62,504      $ 114,045
State and municipal obligations                       270            308
Corporate debt obligations                          9,486          8,926
Corporate stocks and warrants                       6,045          6,264
Other                                               2,925          1,325
                                                ---------      ---------
                                                $  81,230      $ 130,868
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

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              27   Financial Data Schedule

        (b)   Reports on Form 8-K

              A report on Form 8-K dated January 9, 1998 was filed by the Registrant disclosing the completion of the acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary Principal Financial Securities, Inc.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      EVEREN CAPITAL CORPORATION



Date: May 15, 1998                    By:  /s/ Daniel D. Williams
                                           -----------------------------------
                                           Daniel D. Williams
                                           Senior Executive Vice President
                                           Treasurer and Chief Financial
                                           Officer (Principal Securities
                                           Financial Officer)



                                      By:  /s/ Thomas M. Mansheim
                                           -----------------------------------
                                           Thomas M. Mansheim
                                           Executive Vice President
                                           Controller and Chief Accounting
                                           Officer