Form 10-Q
period 1998-06-30
EVEREN CAPITAL CORP
filed 1998-08-13
CIK 945770

                                                             Total # of Pages 25


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1998 OR
                                                            -------------

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
        ___________

Commission File Number         1-13940
                          ------------------------------------------------------

                          EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         DELAWARE                                      36-4019175
   ------------------------                          -----------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)


   77 West Wacker Drive
      Chicago, Illinois                                     60601
  --------------------------                            --------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code      (312)  574-6000
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

Yes   X    No ____
    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of August 10, 1998:

          $.01 par value common stock - 34,849,991

                                     INDEX
                                     -----

                                                                                Page
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited):

          Consolidated Statements of Financial Condition -
               June 30, 1998 and December 31, 1997                                3

          Consolidated Statements of Operations and Comprehensive
               Income -Three and six months ended June 30, 1998
               and 1997                                                           4

          Consolidated Statement of Changes in Stockholders' Equity -
               Six months ended June 30, 1998                                     5

          Consolidated Statements of Cash Flows -Six months
               ended June 30, 1998 and 1997                                       6

          Notes to Consolidated Financial Statements                              7

Item 2.   Management's Discussion and Analysis -
               Results of Operations
               Liquidity and Capital Resources                                    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risks             21

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                     24

Item 6.   Exhibits and Reports on Form 8-K                                        24

SIGNATURES                                                                        25

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   JUNE 30,
                                                                                     1998          DECEMBER 31,
                ASSETS                                                           (UNAUDITED)          1997
                                                                                 -----------         ------
Cash and cash equivalents                                                       $   21,815        $   36,248
Cash and securities segregated under federal regulations                            15,545            15,363
Receivables from:
 Customers                                                                       1,225,843           935,795
 Brokers and dealers                                                                59,867           119,883
 Others                                                                             83,221            56,187
Securities borrowed                                                                 47,473            42,695
Securities owned, at market                                                        225,140           188,830
Securities purchased under agreements to resell                                    227,434           309,457
Investment in mortgage-backed certificates
 available-for-sale, at fair value                                                 114,556           129,904
Fixed assets, at cost, net                                                          45,290            37,769
Other assets                                                                        85,571            33,939
                                                                                ----------        ----------
                                                                                $2,151,755        $1,906,070
                                                                                ==========        ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank loans payable                                                              $  396,000        $  304,000
Payables to:
 Customers                                                                         214,371           192,817
 Brokers and dealers                                                                35,071            29,021
Securities loaned                                                                  403,277           228,477
Collateralized mortgage obligations                                                105,901           121,970
Securities sold, not yet purchased, at market                                      131,024           130,868
Securities sold under agreements to repurchase                                     231,720           322,972
Deferred income taxes                                                                2,915             5,871
Accounts payable, accrued expenses and other liabilities                           263,845           235,133
                                                                                ----------        ----------
                                                                                 1,784,124         1,571,129
                                                                                ----------        ----------
Stockholders' Equity:
Common stock, $.01 par value per share; 100,000,000
 shares authorized, 34,864,881 and 17,120,026 outstanding at
 June 30, 1998 and December 31, 1997, respectively                                     359               175
Additional paid-in capital                                                         285,938           269,608
Unearned cost of restricted stock                                                  (17,606)           (8,269)
Treasury stock, at cost, 1,010,880 and 455,775 shares at June 30, 1998
 and December 31, 1997, respectively                                                (9,395)           (7,663)
Retained earnings (since January 1, 1996)                                          111,779            85,079
Accumulated other comprehensive loss-
 Net unrealized loss on available-for-sale securities                               (3,444)           (3,989)
                                                                                ----------        ----------
                                                                                   367,631           334,941
                                                                                ----------        ----------
                                                                                $2,151,755        $1,906,070
                                                                                ==========        ==========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                               ----------------------------------------------------
                                                   1998         1997         1998          1997
                                                   ----         ----         ----          ----
Revenue:
   Commissions                                 $    87,942   $    61,901  $   178,785  $   123,712
   Principal transactions                           27,005        24,656       56,637       47,929
   Investment banking                               26,668        15,514       48,485       25,504
   Asset management                                 27,521        16,917       52,068       33,591
   Other                                             7,279         7,721       22,251       16,002
   Interest and dividends                           28,915        18,195       55,560       36,217
                                               -----------   -----------  -----------  -----------
   Total revenue                                   205,330       144,904      413,786      282,955
   Interest expense                                 14,984         6,728       28,803       13,468
                                               -----------   -----------  -----------  -----------
   Net revenue                                     190,346       138,176      384,983      269,487

Non-interest expenses:
   Compensation and benefits                       114,091        80,267      229,004      158,812
   Brokerage and clearance                           5,503         4,043       11,004        8,249
   Communications                                   12,265        10,350       25,536       19,960
   Occupancy and equipment                          12,357        10,006       24,433       19,941
   Promotional                                       6,498         5,461       12,938       10,050
   Other                                            15,617        10,789       31,786       18,995
                                               -----------   -----------  -----------  -----------
   Total non-interest expenses                     166,331       120,916      334,701      236,007

Income before income taxes                          24,015        17,260       50,282       33,480

Income tax expense                                   9,138         6,445       19,264       12,564
                                               -----------   -----------  -----------  -----------

Net income                                     $    14,877   $    10,815  $    31,018  $    20,916
                                               ===========   ===========  ===========  ===========

Other comprehensive income -
    Unrealized gain (loss) on
    available-for-sale securities,
    net of tax                                        (238)        1,890          545          (39)
                                               -----------   -----------  -----------  -----------
Comprehensive income                           $    14,639   $    12,705  $    31,563  $    20,877
                                               ===========   ===========  ===========  ===========

Weighted average common shares outstanding:

     Basic                                      32,654,295    32,253,500   32,659,414   32,162,254
                                               ===========   ===========  ===========  ===========

     Diluted                                    35,381,103    34,060,008   35,043,666   33,731,390
                                               ===========   ===========  ===========  ===========

Net income per share:
     Basic                                     $       .46   $       .34  $       .95  $       .65
                                               ===========   ===========  ===========  ===========
     Diluted                                   $       .42   $       .32  $       .89  $       .62
                                               ===========   ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                  Accumulated Other
                                                                                     Unearned    Comprehensive Income-
                                                                      Additional      Cost of      Unrealized gain
                                                                       Paid-In      Restricted   (loss) on available-     Treasury
                                                      Common Stock     Capital         Stock      for-sale securities       Stock
                                                      ------------     -------      ----------   ---------------------    --------
Balances at December 31, 1997                           $   175       $269,608       $ (8,269)           $(3,989)         $(7,663)
Issuance of additional common stock
  under equity plans                                          5         15,435         (9,337)
Dividend on common stock
Two-for-one stock split                                     179           (174)                                                (5)
Change in unrealized gain (loss) for the period
Purchase of treasury stock                                                                                   545
Tax benefit from stock option exercise                                                                                     (1,727)
Net income                                                               1,069
                                                        -------       --------       --------            -------          -------
Balances at June 30, 1998                               $   359       $285,938       $(17,606)           $(3,444)         $(9,395)
                                                        =======       ========       ========            =======          =======

                                                          Retained                  Total
                                                          Earnings               Stockholders'
                                                       (since 1/1/96)               Equity
                                                       --------------               ------
Balances at December 31,  1997                              $ 85,079               $334,941
Issuance of additional common stock
  under equity plans                                                                  6,103
Dividend on common stock                                      (4,318)                (4,318)
Two-for-one stock split                                                                   -
Change in unrealized gain (loss) for the period                                         545
Purchase of treasury stock                                                           (1,727)
Tax benefit from stock option exercise                                                1,069
Net income                                                    31,018                 31,018
                                                            --------               ---------
Balances at June 30, 1998                                   $111,779               $ 367,631
                                                            ========               =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                     1998       1997
                                                                     ----       ----
Cash flows from operating activities:
     Net income                                                   $  31,018   $ 20,916
     Adjustments to reconcile net income to net cash flows
       from operating activities:
       Depreciation and amortization                                  9,841      7,560
       Deferred income taxes                                         (3,249)    (6,187)
      Change in assets and liabilities:
       Cash and securities segregated under federal
       and other regulations                                           (182)       130
       Receivables from/payables to:
         Customers                                                 (268,494)   (73,241)
         Brokers and dealers                                         71,409     45,101
         Others                                                     (18,735)     6,071
       Securities borrowed                                           (4,778)    (4,835)
       Securities owned                                             (22,923)   (32,743)
       Securities purchased under agreements to resell              100,023     (3,762)
       Other assets                                                  (2,107)    (4,180)
       Securities loaned                                            174,801     41,153
       Securities sold, not yet purchased                            (1,652)    26,113
       Securities sold under agreements to repurchase               (91,252)   (45,994)
       Accounts payable, accrued expenses,
       and other liabilities                                        (18,550)     5,616
                                                                  ---------   --------
     Net cash flows used in operating activities                    (44,830)   (18,282)
                                                                  ---------   --------
Cash flows from investing activities:
     Acquisition of Principal Securities, net of cash acquired      (51,308)         -
     Collections of principal on investments in mortgage-
       backed securities                                             16,552      7,208
     Acquisition of fixed assets, net                               (13,274)    (8,506)
                                                                  ---------   --------
     Net cash flows used in investing activities                    (48,030)    (1,298)
                                                                  ---------   --------
Cash flows from financing activities:
     Dividends paid                                                  (4,318)    (3,097)
     Proceeds from common stock issuance                              8,805      6,751
     Repayment of collateralized mortgage obligations               (16,333)    (7,212)
     Increase in bank loans payable                                  92,000     23,000
     Purchase of treasury stock                                      (1,727)    (2,013)
                                                                  ---------   --------
     Net cash flows provided by financing activities                 78,427     17,429
                                                                  ---------   --------
Decrease in cash and cash equivalents                               (14,433)    (2,151)
Cash and cash equivalents at beginning of the period                 36,248     46,592
                                                                  ---------   --------
Cash and cash equivalents at end of the period                    $  21,815   $ 44,441
                                                                  =========   ========

Supplemental disclosure of cash flow information:
     Interest paid                                                $  29,352   $ 16,579
                                                                  =========   ========
     Income taxes paid                                            $  21,366   $ 14,317
                                                                  =========   ========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPTIAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------

(1)  GENERAL INFORMATION
     -------------------

     The consolidated financial statements, prepared in accordance with generally accepted accounting principles, include the accounts of EVEREN Capital Corporation and its subsidiaries (the "Company" or "EVEREN"). On January 9, 1998 the Company completed its previously announced acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("Principal Securities"). The consolidated financial statements are unaudited. However, in the opinion of management, such financial statements include all adjustments, consisting of normal recurring accruals, necessary for the fair presentation of the accompanying consolidated financial statements.

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

     On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split was effected in the form of a stock dividend, distributed on June 16, 1998 to shareholders of record on June 2, 1998. Prior period earnings per share and per share data on the Company's Consolidated Statements of Operations and Comprehensive Income have been restated to reflect the split.

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," in June 1997. The Company adopted the provisions of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified to be consistent with the current year presentation. The only item of comprehensive income that the Company has is unrealized gains (losses) on available-for-sale securities.

                          EVEREN CAPTIAL CORPORATION
                               AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 1998
                                  (UNAUDITED)
--------------------------------------------------------------------------------

(2)  NET CAPITAL RULE
     ----------------

     EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing Corp. ("EVEREN Clearing") the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. EVEREN Securities and EVEREN Clearing, each operate under the alternative method, as defined, of computing minimum net capital. At June 30, 1998, EVEREN Securities had net capital of approximately $130.0 million which was approximately $129.0 million in excess of its required minimum net capital. At June 30, 1998, EVEREN Clearing had net capital of approximately $88.5 million which was approximately $64.0 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at June 30, 1998, and subsequently settled, had no material effect on the consolidated financial position of the Company.

(4)  SUBSEQUENT EVENT
     ----------------

     On August 5, 1998, EVEREN and The Bank of New York Company Inc. ("BONY") entered into a definitive agreement pursuant to which BONY will acquire an 80 percent interest in EVEREN Clearing. EVEREN will realize a one-time after-tax gain of approximately $13 million. The transaction is expected to be completed in the fourth quarter of 1998 and is subject to regulatory and other approvals. As a result of the transaction, EVEREN Securities will become a carrying broker-dealer. The transaction is not expected to have a significant impact on the Company's earnings from operations.

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

     The favorable market and economic conditions which characterized 1997 continued throughout the first half of 1998, contributing to higher industry-wide securities revenues and net income. Conditions in the U.S. trading markets continued to be favorable, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low. The performance of U.S. equity markets continued to be very positive in the first half of 1998, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a continued strong volume of equity issuances.

COMPANY DEVELOPMENTS

     On January 9, 1998, EVEREN completed the acquisition of Principal Securities Holding Corporation ("PSHC") and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("Principal Securities"), from Principal Mutual Life Insurance Company for $75 million in cash.

Principal Securities was combined with the operations of EVEREN Securities during the second quarter of 1998.

     On May 11, 1998, the Company's Board of Directors approved a two-for-one split of its common shares ("Common Stock"). The split was effected in the form of a stock dividend and distributed on June 16, 1998 to shareholders of record on June 2, 1998.

     On August 5, 1998, EVEREN and The Bank of New York Company Inc. ("BONY") entered into a definitive agreement pursuant to which BONY will acquire an 80 percent interest in EVEREN Clearing. EVEREN will realize a one-time after-tax gain of approximately $13 million. The transaction is expected to be completed in the fourth quarter of 1998 and is subject to regulatory and other approvals. As a result of the transaction, EVEREN Securities will become a carrying broker-dealer. The transaction is not expected to have a significant impact on the Company's earnings from operations.

     Consistent with the generally strong economic and market conditions seen throughout the securities industry in the first half of 1998, the Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions in which the Company has participated.

EQUITY PARTICIPATION OF EMPLOYEES

     As of June 30, 1998, the Company's current employees and directors, through the Company's 401(k) and Employee Stock Ownership Plan ("the KSOP") and through other employee plans, own approximately 63% of the outstanding Common Stock.

     To continue to encourage such ownership and to motivate personnel, the Company sponsors three employee benefit plans to provide current and future employees the opportunity to acquire Common Stock outside of the KSOP. Management believes that significant employee ownership fosters a culture that encourages strong performance and provides employees the opportunity to participate in the future performance of the Company.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                 Three months ended         Six months ended
                                       June 30,                  June 30,
                                 1998           1997        1998         1997
                                -------        -------     ------       ------
Revenue:
  Commissions                     46.2%          44.8%       46.4%        45.9%
  Principal transactions          14.2           17.8        14.7         17.8
  Investment banking              14.0           11.2        12.6          9.5
  Asset management                14.5           12.2        13.5         12.5
  Other                            3.8            5.7         5.8          5.9
  Interest                        15.2           13.2        14.4         13.4
                                 -----          -----       -----        -----
  Total revenue                  107.9          104.9       107.5        105.0
  Interest expense                 7.9            4.9         7.5          5.0
                                 -----          -----       -----        -----
  Net revenue                    100.0          100.0       100.0        100.0
                                 -----          -----       -----        -----

Non-interest expenses:
  Compensation and benefits       59.9           58.1        59.5         58.9
  Brokerage and clearance          2.9            2.9         2.9          3.1
  Communications                   6.4            7.5         6.6          7.4
  Occupancy and equipment          6.5            7.2         6.3          7.4
  Promotional                      3.4            4.0         3.4          3.7
  Other                            8.3            7.8         8.3          7.1
                                 -----          -----       -----        -----
  Total non-interest expenses     87.4           87.5        86.9         87.6

Income before income taxes        12.6           12.5        13.1         12.4

 Income tax expense                4.8            4.7         5.0          4.6
                                 -----          -----       -----        -----

Net income                         7.8%           7.8%        8.1%         7.8%
                                 =====          =====       =====        =====

Three and six months ended June 30, 1998 compared to the three and six months ended June 30, 1997

     The Company experienced strong operating results for the first half of 1998 when compared to the first half of 1997. Contributing significantly to these results was the acquisition of Principal Securities in the beginning of the first quarter of 1998. Both revenues and expenses are higher in the first half of 1998 than in the comparable period of 1997 as a result of the Principal Securities acquisition; additionally, revenues from the Company's core businesses also increased significantly. Non-interest expenses have increased in most areas, generally in direct correlation with the increased revenues. Net income has improved significantly in the first half of 1998 when compared to the first half of 1997. Management attributes these results to several factors including the favorable conditions which prevailed in the equity markets throughout the first half of 1998, reflecting continued investor optimism concerning inflation and relative interest rate stability. Additionally, the Company experienced strong growth in its retail and institutional brokerage operations and asset management activities. Finally, in the first quarter of 1998, the Company received an arbitration award of $6.0 million in connection with the raiding of four of its retail branch offices in 1994 by a competitor firm which resulted in a $2.9 million increase in net income after related expenses and taxes.

     Total revenue increased $60.4 million and $130.8 million or 42% and 46% to $205.3 million and $413.8 million for the three and six months ended June 30, 1998 from $144.9 million and $282.9 million for the three and six months ended June 30, 1997. Net revenues increased $52.1 million and $115.5 million or 38% and 43% to $190.3 million and $385.0 million for the three and six months ended June 30, 1998 from $138.2 million and $269.5 million for the three and six months ended June 30, 1997. As previously noted, the Company acquired Principal Securities in the first quarter of 1998, which contributed in part to the significant revenue growth.

     Commission revenue increased $26.0 million and $55.1 million or 42% and 45% to $87.9 million and $178.8 million for the three and six months ended June 30, 1998 from $61.9 million and $123.7 million for the three and six months ended June 30, 1997. The strong increase in commission revenues is due in part to the acquisition of the retail brokerage force of Principal Securities and the continued strong productivity of the Company's retail brokerage force. The balance is due to growth in sales of mutual fund and annuity products, and to a lesser degree, the movement by investors from the small to mid-cap over-the-counter equities to investments in listed securities.

     Principal transactions revenue increased $2.3 million and $8.7 million or 10% and 18% to $27.0 million and $56.6 million for the three and six months ended June 30, 1998 from $24.7 million and $47.9 million for the three and six months ended June 30, 1997. This increase is due largely to the consistently strong market in 1998 compared to some volatility that characterized the equity markets in part of the 1997 first quarter, as well as the increase in transactional volume that resulted from the larger investment consultant population in the current year.

     Investment banking revenue increased $11.2 million and $23.0 million or 72% and 90% to $26.7 million and $48.5 million for the three and six months ended June 30, 1998 from $15.5 million and $25.5 million for the three and six months ended June 30, 1997. These increases are the result of the Company's strategy of developing its corporate finance business in several targeted industry sectors, which has been aided by favorable IPO market conditions. This focus enabled the Company to participate in a larger number of underwritings, including equity, taxable and tax-exempt issues, in the first half of 1998 when compared to 1997.

     Asset management revenue increased $10.6 million and $18.5 million or 63% and 55% to $27.5 million and $52.1 million for the three and six months ended June 30, 1998 from $16.9 million and $33.6 million for the three and six months ended June 30, 1997, due to the significant growth of client assets invested in managed accounts (approximately 64% over the prior year) and mutual funds and the resulting increase in managed account fees and 12b-1 distribution fees. The increase also reflects the growth in earnings in Mentor Investment Group, in which the Company currently holds a twenty percent equity interest.

     Other income decreased $.4 million or 6% and increased $6.2 million or 39% to $7.3 million and $22.2 million for the three and six months ended June 30, 1998 from $7.7 million and $16.0 million for the three and six months ended June 30, 1997. The increase for the six month period in 1998 is attributable to the $6.0 million arbitration award discussed earlier; excluding this award, other income increased slightly, $0.2 million or 1%, for the first half of 1998 when compared to the first half of 1997.

     Interest and dividend income increased $10.7 million and $19.3 million or 59% and 53% to $28.9 million and $55.6 million for the three and six months ended June 30, 1998 from $18.2 million and $36.2 million in the corresponding periods in 1997. Net interest increased $2.4 million and $4.0 million or 21% and 18% to $13.9 million and $26.8 million for the three and six months ended June 30, 1998 from $11.5 million and $22.7 million for the three and six months ended June 30, 1997. These increases are a result of significant growth in the Company's customer margin accounts, specifically a 29% growth in average margin debits in the first half of 1998 when compared to 1997.

     Total non-interest expenses increased $45.4 million and $98.7 million or 38% and 42% to $166.3 million and $334.7 million for the three and six months ended June 30, 1998 from $120.9 million and $236.0 million for the three and six months ended June 30, 1997. The acquisition of Principal Securities as well as the Company's internal growth created significant increases in most expense categories.

     Compensation and benefits expense increased $33.8 million and $70.2 million or 42% and 44% to $114.1 million and $229.0 million for the three and six months ended June 30, 1998 from $80.3 million and $158.8 million for the three and six months ended June 30, 1997. These increases are directly attributable to the growth in commission revenue, principal transactions revenue and investment banking revenues in the first half of 1998, resulting in increased production-based payouts. This increase is also related to the acquisition of Principal Securities as mentioned above, which generally had higher percentages of compensation expense to net revenues, and the increased employee base in the first half of 1998 when compared to the first half of 1997.

     Brokerage and clearance expense increased $1.5 million and $2.8 million or 36% and 33% to $5.5 million and $11.0 million for the three and six months ended June 30, 1998 from $4.0 million and $8.2 million for the three and six months ended June 30, 1997. The increase reflects the variable nature of this expense, which increased in relative proportion to the growth in transactional revenue in 1998 over 1997.

     Communications expense increased $1.9 million and $5.6 million or 19% and 28% to $12.3 million and $25.5 million for the three and six months ended June 30, 1998 from $10.4 million and $19.9 million for the three and six months ended June 30, 1997, primarily due to an increased number of employees in 1998 when compared to the corresponding periods in 1997 and to ongoing technology enhancements initiated in late 1997 to improve the Company's overall productivity and competitiveness.

     Occupancy and equipment expense increased $2.4 million and $4.5 million or 24% and 23% to $12.4 million and $24.4 million for the three and six months ended June 30, 1998 from $10.0 million and $19.9 million for the three and six months ended June 30, 1997. These increases are largely the result of the Principal Securities acquisition, which added approximately 35 new branch office locations to the Company's existing retail system.

     Promotional expense increased $1.0 million and $2.9 million or 19% and 29% to $6.5 million and $12.9 million for the three and six months ended June 30, 1998 from $5.5 million and $10.0 million for the three and six months ended June 30, 1997. These increases are due to both the acquisition of Principal Securities and the Company's own internal growth.

     Other expenses increased $4.8 million and $12.8 million or 45% and 67% to $15.6 million and $31.8 million for the three and six months ended June 30, 1998 from $10.8 million and $19.0 million for the three and six months ended June 30, 1997. These increases are related primarily to an increase in professional fees which includes $1.1 million of fees related to the aforementioned NYSE arbitration award; as well as additional costs of licensing, insurance and various other office expenses resulting from the increased employee and customer base in the first half of 1998 when compared to 1997, and the integration of Principal Securities into the operations of EVEREN Securities.

     The Company's income tax expense for the three and six months ended June 30, 1998 totaled $9.1 million and $19.3 million, which represented effective tax rates on income before taxes of 38.1% and 38.3% respectively, compared to $6.4 million and $12.6 million or 37.3% and 37.5% effective tax rates for the three and six months ended June 30, 1997.

     Net income increased $4.1 million and $10.1 million or 38% and 48% to $14.9 million and $31.0 million for the three and six months ended June 30, 1998 from $10.8 million and $20.9 million for the three and six months ended June 30, 1997.

     Comprehensive income, which includes net income plus the change in unrealized gains (losses) on available-for-sale securities, increased $1.9 million and $10.7 million or 15% and 51% to $14.6 million and $31.6 million for the three and six months ended June 30, 1998 from $12.7 million and $20.9 million for the three and six months ended June 30, 1997.

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


                                                        Three months ended
                                                        ------------------
                                6/30/98   3/31/98   12/31/97  9/30/97   6/30/97   3/31/97   12/31/96   9/30/96
                                --------  --------  --------  --------  --------  --------- --------   -------
                                                      (dollars in thousands)
Revenue:
 Commissions                    $ 87,942  $ 90,843  $ 71,137  $ 73,099  $ 61,901  $ 61,811  $  57,349  $ 50,741
 Principal transactions           27,005    29,632    26,789    28,174    24,656     23,273    23,558    26,389
 Investment banking               26,668    21,817    28,768    15,272    15,514     9,990     17,230    11,677
 Asset management                 27,521    24,546    20,026    18,493    16,267    16,098     14,806    14,776
 Other                             7,279    14,972     8,672     7,405     8,371     8,856      9,775     7,234
 Interest                         28,915    26,645    22,761    26,201    18,195    18,023     18,328    18,270
                                --------  --------  --------  --------  --------  --------  ---------  --------
 Total revenue                   205,330   208,455   178,153   168,644   144,904   138,051    141,046   129,087
 Interest expense                 14,984    13,819    10,072    13,113     6,728     6,740      6,850     8,613
                                --------  --------  --------  --------  --------  --------  ---------  --------
 Net revenue                     190,346   194,636   168,081   155,531   138,176   131,311    134,196   120,474
Non-interest expenses:
 Compensation and benefits       114,091   114,913   100,635    93,024    80,267     78,545    80,170    75,601
 Brokerage and clearance           5,503     5,502     4,438     4,487     4,043      4,206     3,938     3,773
 Communications                   12,265    13,270    11,644    10,996    10,350     9,609      9,495     8,883
 Occupancy and equipment          12,357    12,076    10,479    10,336    10,006      9,935     9,200     9,676
 Promotional                       6,498     6,440     6,384     5,091     5,461     4,589      5,166     4,326
 Other                            15,617    16,167    12,977    11,613    10,789     8,206     11,195     6,640
                                --------  --------  --------  --------  --------  --------  ---------  --------
 Total non-interest expenses     166,331   168,368   146,557   135,547   120,916    115,090   119,164   108,899

Income before income taxes
 and extraordinary charge         24,015    26,268    21,524    19,984    17,260     16,221    15,032    11,575

Income tax expense                 9,138    10,127     8,195     7,672     6,445     6,119      5,269     5,165
                                --------  --------  --------  --------  --------  --------  ---------  --------

Income before
 extraordinary charge             14,877    16,141    13,329    12,312    10,815     10,102     9,763     6,410

Extraordinary charge, net of
 income taxes of $1,561                -         -         -         -         -         -          -    (2,900) (1)
                                --------  --------  --------  --------  --------  --------  ---------  --------

Net income                      $ 14,877  $ 16,141  $ 13,329  $ 12,312  $ 10,815  $ 10,102  $   9,763  $  3,510 (1)
                                ========  ========  ========  ========  ========  ========  =========  ========

____________________________________

(1) Includes a $2.9 million after-tax charge related to the early retirement of the Company's Debentures.

The following table sets forth certain financial data as a percentage of net revenues.

                                                               Three months ended
                                                               -------------------
                                        6/30/98    3/31/98   12/31/97   9/30/97   6/30/97   3/31/97   12/31/96   9/30/96
                                        -------    -------   --------   --------  --------  -------   --------   -------
Revenue:
  Commissions                              46.2%     46.7%     42.3%     47.0%      44.8%     47.1%      42.7%      42.1%
  Principal transactions                   14.2      15.2      15.9      18.1       17.8      17.7       17.6       21.9
  Investment banking                       14.0      11.2      17.1       9.8       11.2       7.6       12.8        9.7
  Asset management                         14.5      12.6      11.9      11.9       11.8      12.3       11.0       12.3
  Other                                     3.8       7.7       5.3       4.8        6.1       6.7        7.3        6.0
  Interest                                 15.2      13.7      13.5      16.8       13.2      13.7       13.7       15.2
                                        -------   -------   -------   -------   --------   -------      -----      -----
  Total revenue                           107.9     107.1     106.0     108.4      104.9     105.1      105.1      107.2
  Interest expense                          7.9       7.1       6.0       8.4        4.9       5.1        5.1        7.2
                                        -------   -------   -------   -------   --------   -------      -----      -----
  Net revenue                             100.0     100.0     100.0     100.0      100.0     100.0      100.0      100.0
                                        -------   -------   -------   -------   --------   -------      -----      -----

Non-interest expenses:
 Compensation and benefits                 59.9      59.0      59.9      59.8       58.1      59.8       59.7       62.8
 Brokerage and clearance                    2.9       2.8       2.6       2.9        2.9       3.2        2.9        3.1
 Communications                             6.4       6.8       6.9       7.1        7.5       7.3        7.1        7.4
 Occupancy and equipment                    6.5       6.2       6.2       6.6        7.2       7.6        6.9        8.0
 Promotional                                3.4       3.3       3.8       3.3        4.0       3.5        3.9        3.6
 Other                                      8.3       8.4       7.8       7.5        7.8       6.2        8.3        5.5
                                        -------   -------   -------   -------   --------   -------      -----      -----
 Total non-interest expenses               87.4      86.5      87.2      87.2       87.5      87.6       88.8       90.4
Income before income taxes
 and extraordinary charge                  12.6      13.5      12.8      12.8       12.5      12.4       11.2        9.6

Income tax expense                          4.8       5.2       4.9       4.9        4.7       4.7        3.9        4.3
                                        -------   -------   -------   -------   --------   -------      -----      -----

Net income                                  7.8%      8.3%      7.9%      7.9%       7.8%      7.7%       7.3%       5.3%
                                        =======   =======   =======   =======   ========   =======      =====      =====

_______________________

(1) Includes a $2.9 million or 2.4% after-tax charge related to the early retirement of the Company's junior subordinated debentures.

     The generally upward trend in the Company's net revenues for the eight quarterly periods ended June 30, 1998 reflects generally strong economic and market conditions seen throughout the securities industry. The Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions that the Company has participated in. Revenues in the third quarter of 1996 were adversely effected by the market volatility and decreased transactional volume seen throughout the industry.

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

     Net income, both in absolute dollar amounts and as a percentage of net revenues, also generally reflect a positive trend during this eight-quarter period.

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

     Upon becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock. In November 1997, the Board of Directors approved an increase in the quarterly dividend rate to $.11 per share on the Company's Common Stock, which was paid in December 1997 and March 1998. On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split was effected by means of a stock dividend to shareholders of record on June 2, 1998, and distributed on June 16, 1998. The Board of Directors also approved an additional increase in the Company's dividend to $.14 per pre-split share, or $.07 per post-split share, also payable to shareholders of record on June 2, 1998.

     In 1997, the Company entered into a $50 million committed revolving credit facility with two banks. The term of the agreement is for two years, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. Interest on the outstanding borrowing is based upon the Company's election of a "reference rate" equal to LIBOR or the banks' prime rate (6.9% at June 30, 1998). On January 9, 1998, the Company borrowed $50 million under this facility in connection with its acquisition of PSHC and its wholly-owned subsidiary, Principal Securities. At June 30, 1998, $15 million is outstanding pursuant to this credit facility.

     The Company believes that its current level of equity capital, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities and EVEREN Clearing Corp, the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1998 and December 31, 1997 were approximately $2.2 billion and $1.9 billion, respectively.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, through payables to customers, brokers and dealers, and through securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At June 30, 1998, the Subsidiaries had approximately $695 million in uncommitted credit lines with several banks.

     On January 23, 1998, the Company, through its wholly-owned subsidiary EVEREN Clearing, entered into a committed line of credit agreement for an aggregate $150 million with several banks. The borrowings are secured by either customer or firm securities, and interest is based on overnight bank lending rates. The Company pays a commitment fee on the unused portion of the line of credit. The agreement expires on December 30, 1998 and can be renewed by mutual agreement of the parties through January 23, 2003. No borrowings have been made under this facility.

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

Six months ended June 30, 1998 and 1997

     Cash and cash equivalents at June 30, 1998 and 1997 totaled $21.8 million and $44.4 million, respectively, reflecting decreases of $14.4 million and $2.2 million, respectively from its year end balances.

     For the six months ended June 30, 1998 cash generated by financing activities was used in the acquisition of Principal Securities and in operating activities, and for the six months ended June 30, 1997, cash used by operating activities was generated primarily through financing activities by an increase in bank loans payable.

     Net cash used in operating activities totaled $44.8 million and $18.3 million in 1998 and 1997, respectively. In 1998, increases in receivables from customers and others of $287.2 million and decreases in securities purchased under agreements to resell of $100.0 million used cash. This was partially offset by an increase in securities loaned $174.8 million and a decrease in receivables from broker-dealers of $71.4 million. In 1997, changes in securities owned and securities sold not yet purchased of $6.6 million and securities purchased under agreements to resell and repurchase of $49.8 million used cash. These uses were partially offset by changes in securities borrowed and loaned of $36.3 million.

     In 1998, net cash used in investing activities is comprised primarily of the $51.3 million cash used to acquire Principal Securities, net of cash acquired. In 1997, net cash used in investing activities of $1.3 million is the result of collections of principal on investments in mortgage-backed securities of $7.2 million offset by a net increase of $8.5 million of fixed assets.

     In 1998, net cash from financing activities is primarily the result of a $92.0 million increase in bank loans payable. In 1997, net cash flows from financing activities amounted to $17.4 million, the net result of a $23 million increase in bank loans, $6.8 million of proceeds from the issuance of common stock, payment of dividends of $3.1 million and the repayment of collateralized mortgage obligations of $7.2 million.

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


     At June 30, 1998 and December 31, 1997, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                        6/30/98     12/31/97
                                       --------    ---------
OWNED
-----
Obligations of the U.S. Government
  or its agencies                      $ 92,438     $  97,401
State and municipal obligations          32,274        24,753
 Corporate debt obligations              74,237        51,668
Corporate stocks and warrants            23,486        13,463
Other                                     2,705         1,545
                                       --------     ---------
                                       $225,140     $ 188,830
                                       ========     =========


SOLD, NOT YET PURCHASED
-----------------------
Obligations of the U.S. Government
  or its agencies                      $105,051     $ 114,045
State and municipal obligations             262           308
Corporate debt obligations                6,942         8,926
Corporate stocks and warrants            16,600         6,264
Other                                     2,169         1,325
                                       --------     ---------
                                       $131,024     $ 130,868
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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of stockholders of the Company was held on May 11, 1998.

(b) At the annual meeting, the following directors, constituting the entire board of directors, were elected until the 1999 annual meeting of stockholders of the Company, or until their respective successors have been elected and qualified: James R. Boris, William T. Esrey, Donald P. Jacobs, Jack Kemp, Homer
J. Livingston, Jr., Stephen G. McConahey, Samuel K. Skinner, William C. Springer and Donna F. Tuttle.

(c) The number of votes cast for and withheld for each of the nominees for director were as follows:

     Board Member                     For                Withheld
     ------------                 ----------             --------
     James R. Boris               15,541,780             245,768
     William T. Esrey             15,576,445             211,104
     Donald P. Jacobs             15,648,504             139,045
     Jack Kemp                    15,631,930             155,619
     Homer J. Livingston, Jr.     15,524,198             263,351
     Stephen G. McConahey         15,399,075             388,474
     Samuel K. Skinner            15,546,991             240,557
     William C. Springer          15,636,238             151,311
     Donna F. Tuttle              15,646,014             141,535

     In addition to the election of directors, the following matter was voted upon by the holders of the Company's Common Stock:

                                     For            Against      Abstain
                                     ----           -------      -------

     Ratification of Deloitte &
     Touche LLP as the Company's
     independent accountants for
     1998                          15,710,184       42,175       35,190

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

                                        EVEREN CAPITAL CORPORATION



Date: August 14, 1998                   By:  /s/ Daniel D. Williams
                                             --------------------------------
                                             Daniel D. Williams
                                             Senior Executive Vice President
                                             Treasurer and Chief Financial
                                             Officer (Principal Financial and
                                             Accounting Officer)



                                        By:  /s/ Janet L. Reali
                                             --------------------------------
                                             Janet L. Reali
                                             Senior Executive Vice President
                                             General Counsel