Form 10-Q
period 1998-09-30
EVEREN CAPITAL CORP
filed 1998-11-13
CIK 945770

                                                             Total # of Pages 26

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998 OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission File Number    1-13940
                        -------------------------------------------------------

                           EVEREN CAPITAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               36-4019175
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

        77 West Wacker Drive
          Chicago, Illinois                                         60601
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code    (312) 574-6000
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of November 9, 1998:

                  $.01 par value common stock -- 34,802,437

                                     INDEX
                                     -----

                                                                           Page
PART I.  Financial Information

Item 1.  Financial Statements (unaudited):

         Consolidated Statements of Financial Condition -
           September 30, 1998 and December 31, 1997                           3

         Consolidated Statements of Operations and Comprehensive
           Income - Three and nine months ended September 30, 1998
           and 1997                                                           4

         Consolidated Statement of Changes in Stockholders' Equity -
           Nine months ended September 30, 1998                               5

         Consolidated Statements of Cash Flows - Nine months
           ended September 30, 1998 and 1997                                  6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis -
           Results of Operations
           Liquidity and Capital Resources                                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks         21

PART II. Other Information

Item 1.  Legal                                                               24

Item 6.  Exhibits and Reports on Form 8-K                                    25

SIGNATURES                                                                   26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                       (in thousands, except share data)

                                                                            September 30,
                                                                                1998        December 31,
               Assets                                                        (unaudited)       1997
                                                                            -------------   -----------
Cash and cash equivalents                                                    $   30,280     $   36,248
Cash and securities segregated under federal regulations                         16,306         15,363
Receivables from:
 Customers                                                                    1,145,844        935,795
 Brokers and dealers                                                             81,995        119,883
 Others                                                                          86,778         56,187
Securities borrowed                                                              26,698         42,695
Securities owned, at market                                                     168,631        188,830
Securities purchased under agreements to resell                                 235,315        309,457
Investment in mortgage-backed certificates
 available-for-sale, at fair value                                              108,132        129,904
Fixed assets, at cost, net                                                       46,606         37,769
Other assets                                                                     92,967         33,939
                                                                             ----------     ----------
                                                                             $2,039,552     $1,906,070
                                                                             ==========     ==========
          Liabilities and Stockholders' Equity
Liabilities:
Bank loans payable                                                           $  301,000     $  304,000
Payables to:
 Customers                                                                      222,301        192,817
 Brokers and dealers                                                            137,414         29,021
Securities loaned                                                               357,863        228,477
Collateralized mortgage obligations                                              98,999        121,970
Securities sold, not yet purchased, at market                                    95,287        130,868
Securities sold under agreements to repurchase                                  171,750        322,972
Deferred income taxes                                                             4,042          5,871
Accounts payable, accrued expenses and other liabilities                        269,049        235,133
                                                                             ----------     ----------
                                                                              1,657,705      1,571,129
                                                                             ----------     ----------
Stockholders' Equity:
Common stock, $.01 par value per share; 100,000,000
 shares authorized, 34,839,874 and 17,120,026 outstanding at
 September 30, 1998 and December 31, 1997, respectively                             359            175
Additional paid-in capital                                                      287,924        269,608
Unearned cost of restricted stock                                               (15,722)        (8,269)
Treasury stock, at cost, 1,086,810 and 455,775 shares at September 30,
 1998 and December 31, 1997, respectively                                       (10,747)        (7,663)
Retained earnings (since January 1, 1996)                                       123,134         85,079
Accumulated other comprehensive loss-
 Net unrealized loss on available-for-sale securities                            (3,101)        (3,989)
                                                                             ----------     ----------
                                                                                381,847        334,941
                                                                             ----------     ----------
                                                                             $2,039,552     $1,906,070
                                                                             ==========     ==========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income
            Three and Nine months ended September 30, 1998 and 1997
                                  (unaudited)
                     (in thousands, except per share data)

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                               ------------------------  ------------------------
                                                  1998         1997         1998         1997
                                               -----------  -----------  -----------  -----------
Revenue:
   Commissions                                 $    85,352  $    73,099  $   264,137  $   196,811
   Principal transactions                           28,202       28,174       84,839       76,103
   Investment banking                               21,676       15,272       70,161       40,776
   Asset management                                 28,266       19,171       80,334       52,762
   Other                                             8,436        6,727       30,686       22,729
   Interest and dividends                           28,658       26,201       84,218       62,418
                                               -----------  -----------  -----------  -----------
   Total revenue                                   200,590      168,644      614,375      451,599
   Interest expense                                 14,808       13,113       43,611       26,581
                                               -----------  -----------  -----------  -----------
   Net revenue                                     185,782      155,531      570,764      425,018

Non-interest expenses:
   Compensation and benefits                       110,279       93,024      339,283      251,836
   Brokerage and clearance                           5,324        4,487       16,329       12,736
   Communications                                   13,279       10,996       38,815       30,956
   Occupancy and equipment                          11,946       10,336       36,380       30,277
   Promotional                                       7,729        5,091       20,667       15,141
   Other                                            15,144       11,613       46,930       30,608
                                               -----------  -----------  -----------  -----------
   Total non-interest expenses                     163,701      135,547      498,404      371,554

Income before income taxes                          22,081       19,984       72,360       53,464

Income tax expense                                   8,305        7,672       27,569       20,236
                                               -----------  -----------  -----------  -----------
Net income                                     $    13,776  $    12,312  $    44,791  $    33,228
                                               ===========  ===========  ===========  ===========
Other comprehensive income --
    Unrealized gain on
    available-for-sale securities,
    net of tax                                         343        1,079          888        1,040
                                               -----------  -----------  -----------  -----------
Comprehensive income                           $    14,119  $    13,391  $    45,679  $    34,268
                                               ===========  ===========  ===========  ===========
Weighted average common shares outstanding:
     Basic                                      32,931,742   32,197,954   32,934,754   32,197,444
                                               ===========  ===========  ===========  ===========
     Diluted                                    35,449,278   34,590,578   35,288,845   34,157,278
                                               ===========  ===========  ===========  ===========
Net income per share:
     Basic                                     $       .42  $       .38  $      1.36  $      1.03
                                               ===========  ===========  ===========  ===========
     Diluted                                   $       .39  $       .36  $      1.27  $       .97
                                               ===========  ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
           Consolidated Statement of Changes in Stockholders' Equity
                     Nine months ended September 30, 1998
                                  (unaudited)
                                (in thousands)

                                                                               Accumulated
                                                                                  Other
                                                                                 Compre-
                                                                                 hensive
                                                                                Income--
                                                                                 Unreal-
                                                                                ized gain
                                                     Addi-        Unearned      (loss) on                  Retained       Total
                                                     tional        Cost of      available-                 Earnings       Stock-
                                         Common     Paid-In      Restricted     for-sale     Treasury       (since       holders'
                                         Stock      Capital        Stock       securities     Stock        1/1/96)        Equity
                                         ------     -------      ----------    ----------    --------      --------      --------
Balances at December 31, 1997             $175      $269,608      $ (8,269)     $(3,989)     $ (7,663)     $ 85,079      $334,941
Issuance of additional common stock
  under equity plans                         5        16,358        (7,453)                                                 8,910
Dividend on common stock                                                                                     (6,736)       (6,736)
Two-for-one stock split                    179          (174)                                      (5)                         --
Change in unrealized gain (loss)
  for the period                                                                    888                                       888
Purchase of treasury stock                                                                     (3,079)                     (3,079)
Tax benefit from stock option exercise
  and vesting of restricted stock                      2,132                                                                2,132
Net income                                                                                                   44,791        44,791
                                          ----      --------      --------      -------      --------      --------      --------
Balances at September 30, 1998            $359      $287,924      $(15,722)     $(3,101)     $(10,747)     $123,134      $381,847
                                          ====      ========      ========      =======      ========      ========      ========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                 Nine months ended September 30, 1998 and 1997
                                  (unaudited)
                                (in thousands)

                                                                     1998        1997
                                                                  ----------  ----------
Cash flows from operating activities:
     Net income                                                   $  44,791   $  33,223
     Adjustments to reconcile net income to net cash flows
       from operating activities:
       Depreciation and amortization                                 13,359      12,466
       Deferred income taxes                                         (2,307)     (9,662)
     Change in assets and liabilities:
       Cash and securities segregated under federal
         regulations                                                   (943)        226
       Receivables from/payables to:
         Customers                                                 (180,565)   (138,155)
         Brokers and dealers                                        146,281      88,998
         Others                                                     (28,459)      5,264
       Securities borrowed                                           15,997      (9,391)
       Securities owned                                              20,199     (68,530)
       Securities purchased under agreements to resell               74,142      31,693
       Other assets                                                  (8,771)     (2,924)
       Securities loaned                                            129,386      57,015
       Securities sold, not yet purchased                           (35,581)     15,574
       Securities sold under agreements to repurchase              (151,222)   (117,478)
       Accounts payable, accrued expenses,
         and other liabilities                                       38,247     (17,873)
                                                                  ---------   ---------
     Net cash flows provided (used) by operating activities          74,554    (119,549)
                                                                  ---------   ---------
Cash flows from investing activities:
     Acquisition of Principal Securities, net of cash acquired      (51,308)         --
     Collections of principal on investments in mortgage-
       backed securities                                             23,686      11,249
     Acquisition of fixed assets, net                               (20,622)    (12,115)
                                                                  ---------   ---------
     Net cash flows used in investing activities                    (48,244)       (866)
                                                                  ---------   ---------
Cash flows from financing activities:
     Dividends paid                                                  (6,736)     (4,622)
     Proceeds from common stock issuance                              3,904       7,884
     Repayment of collateralized mortgage obligations               (23,367)    (11,192)
     Increase (decrease) in bank loans payable                       (3,000)    134,000
     Purchase of treasury stock                                      (3,079)     (1,897)
                                                                  ---------   ---------
     Net cash flows provided (used) by financing activities         (32,278)    124,173
                                                                  ---------   ---------

Increase (decrease) in cash and cash equivalents                     (5,968)      3,758
Cash and cash equivalents at beginning of the period                 36,248      46,592
                                                                  ---------   ---------
Cash and cash equivalents at end of the period                    $  30,280   $  50,350
                                                                  =========   =========

Supplemental disclosure of cash flow information:
     Interest paid                                                $  44,142   $  25,745
                                                                  =========   =========
     Income taxes paid                                            $  27,883   $  20,238
                                                                  =========   =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     Nine months ended September 30, 1998
                                  (unaudited)
--------------------------------------------------------------------------------

(1)  General Information

     The accompanying unaudited condensed consolidated financial statements of EVEREN Capital Corporation and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and notes required by generally accepted accounting principles for complete financial statements. The interim financial statements have been prepared utilizing the interim basis of reporting and, as such, reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

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

     The Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," in June 1997. The Company adopted the provisions of the new standard in the first quarter of 1998. In accordance with the statement, prior year financial statements have been reclassified to be consistent with the current year presentation. The only item of comprehensive income reported by the Company is unrealized gains (losses) on available-for-sale securities.

(2)  Net Capital Rule

     EVEREN Securities, Inc. ("EVEREN Securities") and EVEREN Clearing LLC ("EVEREN Clearing"), the Company's broker-dealer subsidiaries, are subject to the Uniform Net Capital Rule of the SEC. EVEREN Securities and EVEREN Clearing each operate under the alternative method, as defined, of computing minimum net capital. At September 30, 1998, EVEREN Securities had net capital of approximately $141.0 million, which was approximately $140.0 million in excess of its required minimum net capital. At September 30, 1998, EVEREN Clearing had net capital of approximately $94.7 million, which was approximately $71.1 million in excess of its required minimum net capital. Such net capital requirements could restrict the ability of these subsidiaries to make dividend distributions to their parent.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                     Nine months ended September 30, 1998
                                  (unaudited)
--------------------------------------------------------------------------------

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

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments, which were open at September 30, 1998, and subsequently settled, had no material effect on the consolidated financial position of the Company.

(4)  Subsequent Event

     On November 2, 1998, EVEREN and The Bank of New York Company, Inc. ("BONY") announced the completion of a transaction pursuant to which BONY acquired an 80 percent interest in EVEREN Clearing. On October 23, 1998, in anticipation of the transaction, EVEREN Securities became a carrying broker-dealer. EVEREN expects to realize a one-time after-tax gain of approximately $12 million in the fourth quarter of 1998. The transaction is not expected to have a significant impact on the Company's earnings from operations.

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

     Forward looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those contemplated by the forward looking statements. Statements in this quarterly report, including the notes to the consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," describe factors that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward looking statements include those discussed below.

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

     Conditions in the U.S. trading markets continued to be favorable, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low resulting in a continuation of lower returns to fixed-income investors. As a result, retail investors continued to shift their holdings to the equity markets. The performance of U.S. equity markets continued to be very positive in the first half of 1998, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a continued strong volume of equity issuances. The third quarter of 1998 was characterized by some of the most volatile trading markets the industry has had in the last twelve months. Uncertainty surrounding Asian currency valuations and significant declines in the corresponding trading markets had an adverse effect on the U.S. equity markets. In July 1998, the Dow Jones Industrial Average experienced record declines. This volatility had a tremendous impact on the previously active IPO market, as new issue equity underwritings declined significantly.

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

     On November 2, 1998, EVEREN and The Bank of New York Company, Inc. ("BONY") announced the completion of a transaction pursuant to which BONY acquired an 80 percent interest in EVEREN Clearing. On October 23, 1998 in anticipation of the transaction, EVEREN Securities became a carrying broker-dealer. EVEREN expects to realize a one-time after-tax gain of approximately $12 million in the fourth quarter of 1998. The transaction is not expected to have a significant impact on the Company's earnings from operations.

     Consistent with the generally strong economic and market conditions seen throughout the securities industry in 1998 and the Company's minimal exposure to changes in foreign currency valuations, the Company reported strong growth in both its retail brokerage and investment banking activities. These favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity. Increases in the number of underwritings and investment banking transactions in which the Company has participated in also contributed to the Company's growth in revenues.

Equity Participation of Employees

     As of September 30, 1998, the Company's current employees and directors, through the Company's 401(k) and Employee Stock Ownership Plan ("the KSOP") and through other employee plans, own approximately 60% of the outstanding Common Stock. Stock owned outside of the Company's equity and retirement plans is not included in this percentage calculation.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                Three months ended    Nine months ended
                                  September 30,         September 30,
                                 1998       1997       1998       1997
                               ---------  ---------  ---------  --------
Revenue:
  Commissions                     45.9%      47.0%     46.3%      46.3%
  Principal transactions          15.2       18.1      14.9       17.9
  Investment banking              11.7        9.8      12.3        9.6
  Asset management                15.2       12.3      14.1       12.4
  Other                            4.5        4.3       5.4        5.3
  Interest                        15.4       16.8      14.8       14.7
                                 -----      -----     -----      -----
  Total revenue                  107.9      108.3     107.8      106.2
  Interest expense                 7.9        8.3       7.8        6.2
                                 -----      -----     -----      -----
  Net revenue                    100.0      100.0     100.0      100.0
                                 -----      -----     -----      -----
Non-interest expenses:
  Compensation and benefits       59.4       59.8      59.4       59.3
  Brokerage and clearance          2.9        2.9       2.9        3.0
  Communications                   7.1        7.1       6.8        7.3
  Occupancy and equipment          6.4        6.6       6.4        7.1
  Promotional                      4.2        3.3       3.6        3.6
  Other                            8.1        7.5       8.2        7.2
                                 -----      -----     -----      -----
  Total non-interest
   expenses                       88.1       87.2      87.3       87.4
                                 -----      -----     -----      -----
Income before income taxes        11.9       12.8      12.7       12.6

Income tax expense                 4.5        4.9       4.9        4.8
                                 -----      -----     -----      -----

Net income                         7.4%       7.9%      7.8%       7.8%
                                 =====      =====     =====      =====

Three and nine months ended September 30, 1998 compared to the three and nine months ended September 30, 1997

     The Company experienced strong operating results for the three and nine month periods of 1998 when compared to the comparable periods in 1997. Contributing significantly to these results was the acquisition of Principal Securities in the beginning of the first quarter of 1998. Both revenues and expenses are higher in the 1998 periods than in the comparable periods of 1997 as a result of the Principal Securities acquisition; additionally, revenues from the Company's core businesses increased significantly. Non-interest expenses have increased in most areas, generally in direct correlation with the increased revenues. Net income has improved significantly in the 1998 periods when compared to 1997. Management attributes these results to several factors including the generally favorable conditions which prevailed in the equity markets throughout the first half of 1998, reflecting continued investor optimism concerning inflation and relative interest rate stability. Market volatility in the 1998 third quarter did not have a significant impact on the Company's operating results, but did impact investment banking activity, as IPO activity dissipated. Additionally, the Company experienced strong growth in its retail and institutional brokerage operations and asset management activities. Finally, in the first quarter of 1998, the Company received an arbitration award of $6.0 million in connection with the raiding of four of its retail branch offices in 1994 by a competitor firm, which resulted in a $2.9 million increase in net income after related expenses and taxes.

     Total revenue increased $31.9 million and $162.8 million or 19% and 36% to $200.6 million and $614.4 million for the three and nine months ended September 30, 1998 from $168.7 million and $451.6 million for the three and nine months ended September 30, 1997. Net revenues increased $30.3 million and $145.8 million or 19% and 34% to $185.8 million and $570.8 million for the three and nine months ended September 30, 1998 from $155.5 million and $425.0 million for the three and nine months ended September 30, 1997. As previously noted, the Company acquired Principal Securities in the first quarter of 1998, which, when combined with the generally strong market conditions and internal growth, have contributed to the significant growth in revenue.

     Commission revenue increased $12.3 million and $67.3 million or 17% and 34% to $85.4 million and $264.1 million for the three and nine months ended September 30, 1998 from $73.1 million and $196.8 million for the three and nine months ended September 30, 1997. The strong increase in commission revenues is due in part to the acquisition of the retail brokerage force of Principal Securities and the continued strong productivity and growth of the Company's retail brokerage force. The Company experienced strong growth in sales of mutual fund and annuity products, and to a lesser degree, the movement by investors from over-the-counter equities to investments in listed securities.

     Principal transactions revenue remained relatively constant at $28.2 million for the third quarters of 1998 and 1997 and increased $8.7 million or 11% to $84.8 million for the three and nine months ended September 30, 1998 from $76.1 million for the nine months ended September 30, 1997. This increase is due largely to the consistently strong market throughout most of 1998 compared to some volatility that characterized the equity markets in part of the 1997 first quarter, as well as the increase in transactional volume that resulted from the larger investment consultant population in the current year. Third quarter 1998 market volatility did impact the Company's ability to grow its revenues for the three month period 1998 over the corresponding period in 1997.

     Investment banking revenue increased $6.4 million and $29.4 million or 42% and 72% to $21.7 million and $70.2 million for the three and nine months ended September 30, 1998 from $15.3 million and $40.8 million for the three and nine months ended September 30, 1997. These increases are the result of the Company's strategy of developing its corporate finance business in several targeted industry sectors, which has been aided by favorable IPO market conditions. This focus enabled the Company to participate in a larger number of underwritings, including equity, taxable and tax-exempt issues, in the first half of 1998 when compared to 1997. Market volatility in the third quarter of 1998 significantly impacted the number of equity underwritings that took place and had the effect of depressing revenues in this area.

     Asset management revenue increased $9.1 million and $27.6 million or 47% and 52% to $28.3 million and $80.3 million for the three and nine months ended September 30, 1998 from $19.2 million and $52.7 million for the three and nine months ended September 30, 1997, due to the significant growth of client assets invested in managed accounts (approximately 36% over the prior year) and mutual funds and the resulting increase in managed account fees and 12b-1 distribution fees. The increase also reflects the growth in earnings in Mentor Investment Group, in which the Company currently holds a twenty percent equity interest.

     Other income increased $1.7 million and $8.0 million or 25% and 35% to $8.4 million and $30.7 million for the three and nine months ended September 30, 1998 from $6.7 million and $22.7 million for the three and nine months ended September 30, 1997. The increase for the nine month period in 1998 is attributable to the $6.0 million arbitration award discussed earlier.

     Interest and dividend income increased $2.5 million and $21.8 million or 9% and 35% to $28.7 million and $84.2 million for the three and nine months ended September 30, 1998 from $26.2 million and $62.4 million in the corresponding periods in 1997. Net interest increased $0.8 million and $4.8 million or 6% and 13% to $13.9 million and $40.6 million for the three and nine months ended September 30, 1998 from $13.1 million and $35.8 million for the three and nine months ended September 30, 1997. These increases are a result of significant growth in the Company's customer margin accounts, specifically a 35% growth in average margin debits for the nine months ended September 30, 1998 when compared to the corresponding period in 1997.

     Total non-interest expenses increased $28.2 million and $126.8 million or 21% and 34% to $163.7 million and $498.4 million for the three and nine months ended September 30, 1998 from $135.5 million and $371.6 million for the three and nine months ended September 30, 1997. The acquisition of Principal Securities as well as the Company's internal growth created significant increases in most expense categories.

     Compensation and benefits expense increased $17.3 million and $87.5 million or 19% and 35% to $110.3 million and $339.3 million for the three and nine months ended September 30, 1998 from $93.0 million and $251.8 million for the three and nine months ended September 30, 1997. These increases are directly attributable to the growth in commission revenue, principal transactions revenue and investment banking revenues in the nine months ended September 30, 1998, resulting in increased production-based payouts. This increase is also related to the acquisition of Principal Securities as mentioned above, which generally had higher percentages of compensation expense to net revenues, and the increased employee base in 1998 when compared to 1997.

     Brokerage and clearance expense increased $0.8 million and $3.6 million or 19% and 28% to $5.3 million and $16.3 million for the three and nine months ended September 30, 1998 from $4.5 million and $12.7 million for the three and nine months ended September 30, 1997. The increase reflects the variable nature of this expense, which increased in relative proportion to the growth in transactional revenue in 1998 over 1997.

     Communications expense increased $2.3 million and $7.8 million or 21% and 25% to $13.3 million and $38.8 million for the three and nine months ended September 30, 1998 from $11.0 million and $31.0 million for the three and nine months ended September 30, 1997, primarily due to an increased number of employees in 1998 when compared to the corresponding periods in 1997 and to ongoing technology enhancements initiated in late 1997 to improve the Company's overall productivity and competitiveness.

     Occupancy and equipment expense increased $1.6 million and $6.1 million or 16% and 20% to $11.9 million and $36.4 million for the three and nine months ended September 30, 1998 from $10.3 million and $30.3 million for the three and nine months ended September 30, 1997. These increases are largely the result of the Principal Securities acquisition, which added approximately 35 new branch office locations to the Company's existing retail system.

     Promotional expense increased $2.6 million and $5.6 million or 52% and 37% to $7.7 million and $20.7 million for the three and nine months ended September 30, 1998 from $5.1 million and $15.1 million for the three and nine months ended September 30, 1997. These increases are due primarily to increased participation in sales incentive programs which have resulted from both the acquisition of Principal Securities and the Company's own internal growth.

     Other expenses increased $3.5 million and $16.3 million or 30% and 53% to $15.1 million and $46.9 million for the three and nine months ended September 30, 1998 from $11.6 million and $30.6 million for the three and nine months ended September 30, 1997. These increases are related primarily to an increase in professional fees which includes fees related to the aforementioned NYSE arbitration award; as well as additional costs of licensing, insurance and various other office expenses resulting from the increased employee and customer base in 1998 when compared to 1997, and the cost of integrating Principal Securities into the operations of EVEREN Securities.

     The Company's income tax expense for the three and nine months ended September 30, 1998 totaled $8.3 million and $27.6 million, which represented effective tax rates on income before taxes of 37.6% and 38.1% respectively, compared to $7.7 million and $20.2 million or 38.4% and 37.8% effective tax rates for the three and nine months ended September 30, 1997.

     Net income increased $1.5 million and $11.6 million or 12% and 35% to $13.8 million and $44.8 million for the three and nine months ended September 30, 1998 from $12.3 million and $33.2 million for the three and nine months ended September 30, 1997.

     Comprehensive income, which includes net income plus the change in unrealized gains (losses) on available-for-sale securities, increased $0.7 million and $11.4 million or 5% and 33% to $14.1 million and $45.7 million for the three and nine months ended September 30, 1998 from $13.4 million and $34.3 million for the three and nine months ended September 30, 1997.

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

                                                                       Three months ended
                                 ----------------------------------------------------------------------------------------------
                                  9/30/98     6/30/98     3/31/98     12/31/97     9/30/97     6/30/97     3/31/97     12/31/96
                                 --------    --------    --------    ---------    --------    --------    --------    ---------
                                                                     (dollars in thousands)
Revenue:
    Commissions                  $ 85,352    $ 87,942    $ 90,843    $  71,137    $ 73,099    $ 61,901    $ 61,811    $  57,349
    Principal transactions         28,202      27,005      29,632       26,789      28,174      24,656      23,273       23,558
    Investment banking             21,676      26,668      21,817       28,768      15,272      15,514       9,990       17,230
    Asset management               28,266      27,521      24,546       20,026      18,493      16,267      16,098       14,806
    Other                           8,436       7,279      14,972        8,672       7,405       8,371       8,856        9,775
    Interest                       28,658      28,915      26,645       22,761      26,201      18,195      18,023       18,328
                                 --------    --------    --------    ---------    --------    --------    --------    ---------

    Total revenue                 200,590     205,330     208,455      178,153     168,644     144,904     138,051      141,046
    Interest expense               14,808      14,984      13,819       10,072      13,113       6,728       6,740        6,850
                                 --------    --------    --------    ---------    --------    --------    --------    ---------
    Net revenue                   185,782     190,346     194,636      168,081     155,531     138,176     131,311      134,196

Non-interest expenses:
    Compensation and benefits     110,279     114,091     114,913      100,635      93,024      80,267      78,545       80,170
    Brokerage and clearance         5,324       5,503       5,502        4,438       4,487       4,043       4,206        3,938
    Communications                 13,279      12,265      13,270       11,644      10,996      10,350       9,609        9,495
    Occupancy and equipment        11,946      12,357      12,076       10,479      10,336      10,006       9,935        9,200
    Promotional                     7,729       6,498       6,440        6,384       5,091       5,461       4,589        5,166
    Other                          15,144      15,617      16,167       12,977      11,613      10,789       8,206       11,195
                                 --------    --------    --------    ---------    --------    --------    --------    ---------

    Total non-interest expenses   163,701     166,331     168,368      146,557     135,547     120,916     115,090      119,164

Income before income taxes         22,081      24,015      26,268       21,524      19,984      17,260      16,221       15,032

Income tax expense                  8,305       9,138      10,127        8,195       7,672       6,445       6,119        5,269
                                 --------    --------    --------    ---------    --------    --------    --------    ---------

Net income                       $ 13,776    $ 14,877    $ 16,141    $  13,329    $ 12,312    $ 10,815    $ 10,102    $   9,763
                                 ========    ========    ========    =========    ========    ========    ========    =========

The following table sets forth certain financial data as a percentage of net revenues.

                                                               Three months ended
                                                               ------------------
                                 9/30/98   6/30/98   3/31/98   12/31/97   9/30/97   6/30/97   3/31/97   12/31/96
                                 -------   -------   -------   --------   -------   -------   -------   --------
Revenue:
    Commissions                    45.9%     46.2%     46.7%     42.3%      47.0%     44.8%     47.1%      42.7%
    Principal transactions         15.2      14.2      15.2      15.9       18.1      17.8      17.7       17.6
    Investment banking             11.7      14.0      11.2      17.1        9.8      11.2       7.6       12.8
    Asset management               15.2      14.5      12.6      11.9       12.3      11.8      12.3       11.0
    Other                           4.5       3.8       7.7       5.3        4.3       6.1       6.7        7.3
    Interest                       15.4      15.2      13.7      13.5       16.8      13.2      13.7       13.7
                                  -----     -----     -----     -----      -----     -----     -----      -----
    Total revenue                 107.9     107.9     107.1     106.0      108.3     104.9     105.1      105.1
    Interest expense                7.9       7.9       7.1       6.0        8.3       4.9       5.1        5.1
                                  -----     -----     -----     -----      -----     -----     -----      -----
    Net revenue                   100.0     100.0     100.0     100.0      100.0     100.0     100.0      100.0
                                  -----     -----     -----     -----      -----     -----     -----      -----

Non-interest expenses:
    Compensation and benefits      59.4      59.9      59.0      59.9       59.8      58.1      59.8       59.7
    Brokerage and clearance         2.9       2.9       2.8       2.6        2.9       2.9       3.2        2.9
    Communications                  7.1       6.4       6.8       6.9        7.1       7.5       7.3        7.1
    Occupancy and equipment         6.4       6.5       6.2       6.2        6.6       7.2       7.6        6.9
    Promotional                     4.2       3.4       3.3       3.8        3.3       4.0       3.5        3.9
    Other                           8.1       8.3       8.4       7.8        7.5       7.8       6.2        8.3
                                  -----     -----     -----     -----      -----     -----     -----      -----
    Total non-interest expenses    88.1      87.4      86.5      87.2       87.2      87.5      87.6       88.8

Income before income taxes         11.9      12.6      13.5      12.8       12.8      12.5      12.4       11.2

Income tax expense                  4.5       4.8       5.2       4.9        4.9       4.7       4.7        3.9
                                  -----     -----     -----     -----      -----     -----     -----      -----

Net income                          7.4%      7.8%      8.3%      7.9%       7.9%      7.8%      7.7%       7.3%
                                  =====     =====     =====     =====      =====     =====     =====      =====

-----------------------------------

     The generally positive trend in the Company's net revenues for the eight quarterly periods ended September 30, 1998 reflects generally strong economic and market conditions seen throughout the securities industry. The Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions in the first half of 1998 combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions that the Company has participated in. Market volatility in the third quarter of 1998 had a slight impact on the Company's commission revenues, principal transaction revenue and investment banking revenue as investor activity in the equity markets slowed significantly and equity underwritings in both the initial and secondary markets came to a halt. Net revenues during this eight-quarter period follow the same positive trend.

     While in absolute dollar amounts, non-interest expenses have trended up during the eight periods, such increases are generally attributable to the variable nature of compensation and benefits expense and brokerage and clearance expense as well as certain other expenses, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have generally remained constant during such periods, which management believes to be a result of the Company's focus on profitability growth and cost containment.

     Net income, in absolute dollar amounts, also generally reflects a positive trend during this eight-quarter period.

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

     Upon becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock. In November 1997, the Board of Directors approved an increase in the quarterly dividend rate to $.11 per share on the Company's Common Stock, which was paid in December 1997 and March 1998. On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split was effected by means of a stock dividend to shareholders of record on June 2, 1998, and was distributed on June 16, 1998. The Board of Directors also approved an additional increase in the Company's dividend to $.14 per pre-split share, or $.07 per post-split share, also payable to shareholders of record on June 2, 1998.

     In 1997, the Company entered into a $50 million committed revolving credit facility with two banks. The term of the agreement is for two years, subject to a one year extension by mutual agreement of the parties. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. Interest on the outstanding borrowing is based upon the Company's election of a "reference rate" equal to LIBOR or the banks' prime rate (6.9% at September 30, 1998). On January 9, 1998, the Company borrowed $50 million under this facility in connection with its acquisition of PSHC and its wholly-owned subsidiary, Principal Securities. At September 30, 1998, $10 million was outstanding pursuant to this credit facility. On October 13, 1998, this amount was repaid in full.

     The Company believes that its current level of equity capital, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities and EVEREN Clearing, the Company's primary operating subsidiaries (the "Subsidiaries"), are highly liquid. The majority of their assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of securities purchased under agreements to resell ("resale agreements") and securities borrowed, both of which are secured by U.S. government and agency securities and highly marketable corporate debt and equity securities. In addition, the Subsidiaries have significant receivables from customers, brokers and dealers which turn over rapidly. The Subsidiaries' total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at September 30, 1998 and December 31, 1997 were approximately $2.0 billion and $1.9 billion, respectively.

     The majority of the Subsidiaries' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, through payables to customers, brokers and dealers, and through securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR and money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At September 30, 1998, the Subsidiaries had approximately $745 million in uncommitted credit lines with several banks.

     In connection with the conversion of EVEREN Securities to a carrying broker and the sale of an 80% interest in EVEREN Clearing to The Bank of New York, these uncommitted facilities were cancelled or transferred to EVEREN Securities. As of November 2, 1998, EVEREN Securities had approximately $295 million in uncommitted credit lines with several banks, in addition to the $700 million in committed lines discussed below.

     On January 23, 1998, the Company, through its wholly-owned subsidiary EVEREN Clearing, entered into a committed line of credit agreement (the "Clearing Facility") for an aggregate $150 million with several banks. The borrowings are secured by either customer or firm securities, and interest is based on overnight bank lending rates. The Company pays a commitment fee on the unused portion of the line of credit. On October 30, 1998, the Clearing Facility was terminated, and EVEREN Securities entered into a committed line of credit agreement totaling $200 million (the "Securities Facility") with a syndicate of banks. The terms of the Securities Facility are similar to those of the Clearing Facility. The Securities Facility expires on October 29, 1999, and may be renewed by mutual agreement of the parties through October 29, 2003. No borrowings have been made under either the Clearing Facility or the Securities Facility.

     On November 2, 1998, EVEREN Securities established a $500 million committed line of credit through an agreement with The Bank of New York. Borrowings are secured by either customer or firm securities, with interest based on overnight bank lending rates. This agreement also expires on November 1, 1999, and is subject to periodic extensions at the request of EVEREN Securities, subject to the approval of The Bank of New York.

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

Nine months ended September 30, 1998 and 1997

     Cash and cash equivalents at September 30, 1998 and 1997 totaled $30.3 million and $50.4 million, respectively, reflecting a decrease of $6.0 million and an increase of 3.8 million, respectively, from year-end balances.

     For the nine months ended September 30, 1998, cash generated by operating activities was used by investing activities, primarily in the acquisition of Principal Securities; and in financing activities primarily for the repayment of bank loans and payment of dividends. For the nine months ended September 30, 1997, cash used by operating activities was generated primarily through financing activities through an increase in bank loans payable.

     Net cash provided by operating activities in 1998 totaled $74.5 million. This is the combination of increases in receivables from customers and others of $209.0 million and decreases in securities sold under agreements to repurchase of $151.2 million which used cash. These uses were more than offset by an increase in securities loaned of $129.4 million and decreases in receivables from broker-dealers of $146.2 million and securities purchased under agreements to resell of $74.1 million. In 1997, net cash used in operating activities totaled $119.5 million and is the result of increases in receivables from customers of $138.2 million and securities owned of $68.5 million, and a decrease in securities sold under agreements to repurchase of $117.5 million which used cash. These uses were partially offset by a decrease in receivables from/payables to broker dealers of $89.0 million and an increase in securities loaned of $57.0 million.

     In 1998, net cash used in investing activities is comprised primarily of the $51.3 million cash used to acquire Principal Securities, net of cash acquired. In 1997, net cash used in investing activities of $0.9 million is the result of collections of principal on investments in mortgage-backed securities of $11.2 million offset by a net increase of $12.1 million of fixed assets.

     In 1998, net cash used in financing activities totaled $32.3 million and is made up primarily of $23.7 million of repayments of collateralized mortgage obligations and $6.7 million of dividends paid on the Company's common stock. In 1997, net cash flows from financing activities amounted to $124.2 million, the net result of a $134.0 million increase in bank loans, $7.9 million of proceeds from the issuance of common stock, payment of dividends of $4.6 million and the repayment of collateralized mortgage obligations of $11.2 million.

Derivative Financial Instruments

     Derivatives are financial instruments, the payments on which are linked to the prices, or relationships between prices, of securities or commodities, interest rates, currency exchange rates or other financial measures (collectively referred to as "cash market instruments"). Derivatives enable the Company and its clients to manage their exposure to interest rates and currency exchange rates, and security and other price risks. Derivatives include structured notes, swaps, futures or forward contracts and options. Certain types of derivatives, including forwards and certain options, are traded in the over-the-counter markets. Other types of derivatives, including futures contracts and listed options, are traded on regulated exchanges.

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

At September 30, 1998 and December 31, 1997, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):


Owned                                  9/30/98   12/31/97
-----                                 --------  ---------
Obligations of the U.S. Government
  or its agencies                      $ 76,055  $  97,401
State and municipal obligations          37,171     24,753
Corporate debt obligations               28,979     51,668
Corporate stocks and warrants            24,924     13,463
Other                                     1,502      1,545
                                       --------  ---------
                                       $168,631  $ 188,830
                                       ========  =========

Sold, not yet purchased
-----------------------
Obligations of the U.S. Government
  or its agencies                      $ 76,579  $ 114,045
State and municipal obligations             235        308
Corporate debt obligations                4,573      8,926
Corporate stocks and warrants            12,787      6,264
Other                                     1,113      1,325
                                       --------  ---------
                                       $ 95,287  $ 130,868
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

Legal Risk

     Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts business. The Company has established legal standards and procedures that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Legal, Compliance and Finance Departments, has also established procedures that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed. In connection with its business, the Company has various procedures addressing issues, such as regulatory capital requirements, new products, extending credit, collection activities, and record-keeping. The Company has also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

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

Year 2000

     The Year 2000 issue affects the ability of computer systems to correctly process dates after December 31, 1999. The Company has evaluated its internal and third party software, as well as its service providers' computer systems, for their ability to accurately process in the next millennium. The Company has identified and assessed those computer systems and processes that require modification and is utilizing both internal and external resources to make the necessary modifications. In addition to internal testing, the Company will actively participate in systems testing among securities brokerage firms, securities exchanges, clearing organizations, and other vendors.

     The Company's primary third party vendor, responsible for its securities brokerage processing system, has substantially completed the necessary coding modifications with user testing scheduled for the fourth quarter of 1998 and industry-wide testing scheduled for the first and second quarters of 1999. Confirmation has been received from the vendor that its modification and testing plan is on schedule for Year 2000 compliance. The Company is pursuing similar confirmation from its other vendors and service providers. The Company is currently developing its contingency plan.

     The Company believes that the costs associated with modifications for internal systems will not be material to the Company's financial statements. However, the Company could be adversely affected if other organizations, including those mentioned above, are unsuccessful in completing the required Year 2000 systems modifications.

PART II - OTHER INFORMATION

Item 1.   Legal

     Many aspects of the Company's business involve substantial risks of liability. In recent years there has been an increasing incidence of litigation involving the securities brokerage industry, including class action suits that generally seek substantial damages and other suits seeking punitive damages. Like other securities brokerage firms, the Company has been named as a defendant in class action and other suits has in the past been subject to substantial settlements and judgments.

     Following is a description of one of the lawsuits in which the Company was named as a defendant, which has now been resolved.

     In Re NASDAQ Market-Maker Antitrust Litigation. In December 1994 a consolidated amended class action complaint was filed in the United States District Court for the Southern District of New York against thirty-three broker-dealer market makers in The NASDAQ National Market System ("NASDAQ") traded securities including EVEREN Securities, alleging the defendants had conspired to fix the "spread" between bid and asked prices for NASDAQ traded securities in violation of Section 1 of the Sherman Act. In November 1996, the Court certified a class of investors including customers of the defendants who purchased or sold securities on NASDAQ during a period from May 1989 through May 1994. In December 1997, the parties reached an agreement to settle this lawsuit. In consideration for the dismissal of this action, the Company paid $135,949 into an escrow account in January 1998 and on September 30, 1998, paid the additional sum of $4,811,876.

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

                              EVEREN CAPITAL CORPORATION



Date: November 13, 1998       By:   /s/ Daniel D. Williams
                                    --------------------------------------
                                    Daniel D. Williams
                                    Senior Executive Vice President
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                              By:   /s/ Thomas D. Lux
                                    --------------------------------------
                                    Thomas D. Lux
                                    Executive Vice President
                                    Chief Accounting Officer