Form 10-K
period 1998-12-31
EVEREN CAPITAL CORP
filed 1999-03-22
CIK 945770

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                  (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended      December 31, 1998
                              --------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 10 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

     Commission file number         1-13940
                           -----------------------------------------------------

                          EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             DELAWARE                                           36-4019175
-----------------------------------------                 ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

   77 West Wacker Drive, Chicago, Illinois                         60601
 --------------------------------------------             ----------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code         (312) 574-6000
                                                  ------------------------------

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

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                              ---

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment on this Form 10-K. [ ]

As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $331,716,000 (based on the closing price on the New York Stock Exchange and on the assumption that the 17,868,972 shares held by the trustee of the registrant's 401(k) and stock ownership plan are considered held by an "affiliate").

As of March 15, 1999 the following number of shares were outstanding for each class of the registrant's common stock:

     Common Stock, $.01 par value - 35,394,301

Documents Incorporated by Reference - Certain sections of the Registrant's Proxy Statement dated March 31, 1999 for Annual Meeting of Stockholders to be held May 6, 1999 are incorporated into Part III of this Form 10-K.

                                     INDEX

PART I
------

                                                                                            Page
                                                                                            ----
Item 1.        Business                                                                       4
Item 2.        Properties                                                                    10
Item 3.        Legal Proceedings                                                             10
Item 4.        Submission of Matters to a Vote of Security Holders                           12
               Executive Officers of the Registrant

PART II
-------

Item 5.        Market for Registrant's Common Equity
                   and Related Stockholder Matters                                           14
Item 6.        Selected Financial Data                                                       16
Item 7.        Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                                 17
Item 7A.       Quantitative and Qualitative Disclosures about Market Risk                    34
Item 8.        Financial Statements and Supplementary Data                                   38
Item 9.        Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure                                                  63

PART III
--------

Item 10.       Directors and Executive Officers of the Registrant                            63
Item 11.       Executive Compensation                                                        63
Item 12.       Security Ownership of Certain Beneficial Owners
                 and Management                                                              64
Item 13.       Certain Relationships and Related Transactions                                64


PART IV
-------

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K               64

POWER OF ATTORNEY AND SIGNATURES                                                            S-1

EXHIBIT INDEX                                                                               E-3

PART I
ITEM 1.   BUSINESS

General

     EVEREN Capital Corporation and its subsidiaries ("EVEREN" or the "Company") is a full-service securities brokerage firm that provides a broad range of investment services and products primarily to individuals and also to institutions, corporations and municipalities. The Company's core strength is its retail operations. The Company also engages in capital markets and asset management that complement and capitalize on the strength of the Company's retail operations. The Company still participates in brokerage clearing operations, but on a reduced level as a result of the sale of 80% of EVEREN Clearing LLC ("EVEREN Clearing") to The Bank of New York in November 1998.

     In its retail business, conducted through its wholly-owned subsidiary, EVEREN Securities, Inc. ("EVEREN Securities"), the Company focuses on maintaining and developing strong client relationships in local and regional markets while providing the breadth and quality of services and products offered by national brokerage firms. Headquartered in Chicago, the Company operates its retail business through an integrated network of approximately 1,820 investment consultants located in approximately 170 offices in 27 states. At December 31, 1998, EVEREN held over $63.4 billion of customer assets in approximately 650,000 client accounts.

     EVEREN enjoys strong market positions in targeted regional markets with approximately 70% of branch offices and 71% of its investment consultants located in the states of Illinois, California, Ohio, Wisconsin, Colorado and Texas. EVEREN's market penetration is primarily the result of the consolidation and integration in 1990 of five prominent predecessor firms to form a network of seasoned investment consultants. In addition, EVEREN acquired the retail brokerage operations of Principal Financial Securities, Inc. in January 1998, further strengthening its market positions in these regions.

     The Company also provides a full range of equity and fixed income products, investment banking services and other capital markets products and services through approximately 23 professionals located in approximately 430 offices in major cities in the United States. The Company has increased the coordination of its investment banking, syndicate and trading activities, focusing those activities on middle market and growth companies in selectively targeted industries in which management believes the Company has specialized expertise. In addition, EVEREN expanded its asset management business through a joint venture with Mentor Investment Group, Inc. ("Mentor"), an asset management company that had approximately $16 billion of assets under management at year end 1998.

     In September 1995, the Company became independently owned when the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan ("KSOP") purchased 96.6% of the Company's then outstanding Common Stock from Kemper Corporation ("Kemper") for an aggregate cash price of $71.4 million ($55.0 million of which was funded by bank borrowings) plus $30.0 million of the Company's Exchangeable Preferred Stock.

     In October 1996, the Company completed its initial public offering whereby
4.6 million shares of its Common Stock were sold at a price of $18.50 per share. Approximately 60% of the

Company's Common Stock is currently employee-owned, with approximately 90% of the Company's current employees having an ownership interest. The Company experienced net losses in 1993, 1994 and 1995 of $3.7 million, $2.2 million and $15.9 million, respectively. Since becoming independent, EVEREN has experienced improved growth and profitability relative to prior periods. For the year ended December 31, 1996, the Company generated net income of $62.5 million, including a $30.2 million after-tax gain on the sale of a subsidiary, on net revenues of $536.6 million compared to a net loss of $15.9 million on net revenues of $490.7 million for 1995. For the year ended December 31, 1997, the Company generated net income of $46.6 million on net revenue of $593.1 million, an 11% increase compared to 1996. For the year ended December 31, 1998, the Company generated net income of $71.3 million on net revenue of $755.4 million. Excluding the $11.9 million after-tax gain on the sale of a subsidiary, net income for 1998 represents a 27% increase over 1997. Management believes that the Company's independence and employee ownership have resulted in high levels of employee motivation, confidence and commitment, which have in turn contributed significantly to the Company's improved performance.

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

Dependence on Outside Sources of Financing

     The Company, like others in the securities industry, relies on external sources to finance a significant portion of its day-to-day operations, principally to finance customer margin account balances and certain other transactions. The principal sources of the Company's cash and liquidity are commissions, repurchase agreements, collateralized bank loans and securities lending activities. See also the discussion of financing in the "Liquidity and Capital Resources" Section contained in Item 7 of this report.

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

     Markets

     EVEREN's investment products and services are marketed to clients by a network of approximately 1,820 investment consultants operating out of approximately 170 retail branch offices in 27 states. Although EVEREN Securities' single largest office in terms of revenue in 1998 was in New York City, approximately three-quarters of the Company's investment consultants are located in branch offices in California, Ohio, Illinois, Texas, Wisconsin, and Colorado. Many of EVEREN's retail offices are located in smaller cities or suburban areas.

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

     In May 1996 as part of its strategy to grow client assets and increase asset management activity, EVEREN introduced a new form of cash management account, the EVEREN Advantage(SM) Account ("Advantage"). Advantage is designed to allow clients to consolidate their financial assets in a full service, integrated account. Advantage accounts feature numerous services, including a daily sweep of any cash in the client's account to a money market mutual fund, unlimited free checking, debit cards, margin account access and automatic bill payment. Advantage account holders also will receive customized statements showing gain and loss information, complimentary IRA and EVEREN Online Service, a service that will provide the client with direct access to his or her account information via computer modem.

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

Capital Markets Activities

     In support of and as a complement to its retail operations, the Company engages in a full range of capital markets activities, including product origination, trading and research of equity, taxable fixed income and municipal securities. The Company's capital markets activities are primarily client-driven, in contrast to those of many other securities firms which emphasize proprietary trading, and currently account for approximately 15% of the Company's net revenues. Capital markets activities are conducted through approximately 430 professionals in 23 offices located in major cities across the United States.

     Equities

     The Company seeks to focus its equity capital markets activities increasingly on institutional clients because of their greater share volumes and resulting revenues. The Company has coordinated its equity securities research, investment banking, syndicate and trading activities by industry group and focused those activities on middle market and growth companies in a group of core industries. These industries currently include financial services (primarily thrifts, insurance companies and finance companies), real estate, technology (primarily computer hardware and software), consumer goods (primarily retail, catalogues and restaurants), industrials (primarily specialty chemicals, capital goods and selected manufacturing), telecommunications (primarily equipment and wireless and landline services), health care and the energy industry.

     Research. The Company provides equity research coverage on a group of middle-market and growth companies in the Company's core industries. The Company's research staff prepares periodic reports on approximately 175 publicly traded companies and uses a team approach that is designed to allow depth of coverage. In addition, the Company purchases research coverage from two well-regarded investment banks. This out-sourcing of research provides the broad services needed by retail investment consultants and clients and allows the Company's in-house analysts to focus where they can add value. The Company also maintains a research liaison desk to provide responsive support service to its investment consultants and retail clients.

     Investment Banking. The Company offers a broad range of investment banking services primarily relating to equity offerings and private placements to middle market and growth companies, principally in the Company's core industries. The Company has approximately 70 investment banking professionals in 12 locations. The Company also offers other investment banking services, including mergers and acquisitions advisory and debt origination.

     Institutional Sales. The Company distributes equity securities through an institutional equity sales force that primarily serves mid-size and large institutional clients. The Company has approximately 25 institutional equity sales professionals located primarily in Chicago and New York. In 1998, the institutional equity sales force generated approximately $22 million of revenues.

     Trading. The Company makes a market in approximately 400 over-the-counter stocks, including most of those covered by the Company's research department. EVEREN employs approximately 30 trading professionals who execute transactions in both over-the-counter and listed securities primarily for retail and institutional clients. Traders are paid based on a formula that encourages them to work with the Company's investment consultants and institutional sales professionals to generate sales revenues as a priority over trading profits. The Company seeks to limit its exposure to trading losses by focusing its trading activity on facilitating its retail and institutional businesses rather than on trading for its own account. The Company imposes low position limits for its traders.

     Taxable Fixed Income

     The Company provides a broad range of government, government agency and corporate fixed income securities to its retail and generally smaller institutional clients. A relatively small amount of the taxable fixed income securities offered by the Company are originated internally, most are obtained in the secondary market. The taxable fixed income department employs approximately 100 professionals, including fixed income research personnel who primarily provide investment ideas and credit oversight. To facilitate its taxable fixed income activities, the Company enters into standard repurchase and reverse repurchase agreements with qualified institutional clients.

     Municipals

     The Company provides underwriting and financial advisory services to, and distributes securities of, tax-exempt municipalities principally in the Midwest. The Company's municipal securities business includes approximately 20 public finance investment bankers and analysts that provide underwriting and financial advisory services.

Employees

     At December 31, 1998, the Company employed approximately 4,000 persons.

Competition

     All aspects of the Company's business are highly competitive. The Company competes directly with national, regional and local full service broker-dealers and, to a lesser extent, with discount brokers, dealers, investment banking firms, investment advisors and certain commercial banks. The Company also competes indirectly for client assets with insurance companies and others. The financial services industry has become considerably more concentrated as numerous securities firms have either ceased operations or have been acquired by or merged into other firms. Such mergers and acquisitions have increased competition from these firms, many of whom have significantly greater equity capital, financial and other resources than the Company. With respect to retail brokerage activities, many of the regional firms with whom the Company competes have operated in their regions significantly longer than has the Company and have established long-standing client relationships. In addition, the Company expects competition from domestic and international commercial banks to increase as a result of recent and anticipated legislative and regulatory initiatives in the United States to remove or relieve certain restrictions on commercial banks relating to the sale of securities.

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

Regulation

     The securities industry in the United States is subject to extensive regulation under both federal and state laws. EVEREN Securities is registered with the Commission as a broker-dealer and as an investment adviser. It is subject to regulation by the Commission and by self-regulatory organizations, principally the NASD and Municipal Securities Rulemaking Board ("MSRB") and national securities exchanges such as the NYSE. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. EVEREN Securities is a registered broker-dealer in all 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, such self-regulatory organizations and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers or employees. The Company believes that it is currently in material compliance with the regulations to which it is subject.

     EVEREN Securities is registered with the Commodity Futures Trading Commission ("CFTC") as a futures commission merchant and is subject to regulation as such by the CFTC and various domestic boards of trade and other commodity exchanges. EVEREN Securities' commodity futures and options business is also regulated by the National Futures Association ("NFA"), a not-for-profit membership corporation which has been designated as a registered futures association by the CFTC.

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

Capital Requirements

     As a registered broker-dealer, EVEREN Securities is subject to the Commission's net capital rule, Rule 15c3-1 (the "Net Capital Rule"), promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The NYSE monitors the application of the Net Capital Rule. EVEREN Securities computes net capital under the alternative method which requires minimum net capital equal to the greater of $1 million or 2% of aggregate debit items arising from customer transactions. A broker-dealer may be required to reduce its business if its net capital is less than 4% of aggregate debit balances and may also be prohibited from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, the Net Capital Rule does not allow withdrawal of subordinated capital if net capital would be less than 5% of such debit balances.

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

     At December 31, 1998, EVEREN Securities had net capital, as defined, of $187.0 million, which exceeded its minimum net capital requirement by approximately $165.4 million.

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

ITEM 2.  PROPERTIES

     EVEREN Securities leases 297,000 square feet of office space (and an additional 36,000 square feet of warehouse space) in two locations in Chicago, Illinois; 136,000 square feet in two locations in Houston, Texas, a significant portion of which is subleased; 29,000 square feet in Cleveland, Ohio; 19,000 square feet in Milwaukee, Wisconsin; 38,000 square feet in two locations in New York City; 30,000 square feet in San Francisco, California; 21,000 square feet in Denver, Colorado; and approximately 898,000 square feet in other locations nationwide.

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

     Following is a description of one of the matters in which the Company is currently exposed to potential liability. Although there can be no assurances, the Company does not believe that the ultimate outcome of this matter or any other litigation, individually or in the aggregate, will have a material adverse effect on its financial condition or results of operations. Due, however, to the relatively early stage of this matter, management cannot accurately make estimates of potential loss, if any, or assure that such matter will have no material adverse effect on the Company's results of operations in any particular period.

     Internal Revenue Service Notice of Proposed Adjustment Regarding Payments Made to Robert Kanuth in 1991 and 1992.

     The Internal Revenue Service ("IRS") has issued a Notice of Proposed Adjustment with respect to Kemper Corporation's 1991 and 1992 tax returns. EVEREN Securities was a subsidiary of Kemper at that time. These proposed adjustments concern the tax treatment of certain payments made to a former employee, Robert Kanuth, pursuant to an arbitration award against Prescott Ball & Turben ("PBT"), a predecessor of EVEREN Securities. Prior to his employment with PBT, Kanuth was a shareholder and the President of Cranston Securities, a company purchased by PBT in 1987. In connection with that purchase, PBT entered into an employment agreement with Kanuth. After Kanuth's employment was terminated, he brought an arbitration claim against PBT seeking recovery of incentive compensation payable to him pursuant to his employment agreement, and the arbitrators awarded him approximately $30 million. The payment of that award by EVEREN Securities was treated as compensation by Kemper. The IRS Notice asserts that the incentive compensation paid to Kanuth should have been considered additional purchase price for the purchase of Cranston rather than compensation. Kemper has filed a protest with the IRS, and Kemper and the Company are working together to vigorously defend this matter.


     Kemper has asserted that the Company is responsible for any tax liability associated with this matter pursuant to the terms of a Tax Sharing Agreement between Kemper and the Company. In September 1998, the Company filed a lawsuit against Kemper in connection with the Tax Sharing Agreement, which alleges that Kemper failed to disclose information to the Company concerning this potential tax liability and should therefore be liable for any taxes imposed. Kemper has denied those claims. The lawsuit was voluntarily dismissed without prejudice, pending resolution of the IRS matter, pursuant to a tolling agreement between the parties.

     In addition to the matter described above, the Company is currently a defendant in various civil actions and arbitrations arising out of its activities as a broker-dealer in securities. Some of such actions involve allegations of misconduct by Company employees, and other actions involve claims against the Company by current or former employees. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial position of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the 1998 fiscal year.

      EXECUTIVE OFFICERS OF THE REGISTRANT

The officers of the Company are elected by and serve at the pleasure of the Board of Directors. The executive officers of the Company and their respective positions, ages and backgrounds are as follows:

NAME                           Position                                                          Age
----                           --------                                                          ---
James R. Boris                 Chairman of the Board and Chief Executive Officer                 54

Stephen G. McConahey           President and Chief Operating Officer                             55

David M. Greene                Senior Executive Vice President and Director of Client            53
                               Services

Arthur J. McGivern             Senior Executive Vice President, Treasurer and Chief              51
                               Financial Officer

Janet L. Reali                 Senior Executive Vice President, General Counsel and              47
                               Secretary

Thomas R. Reedy                Senior Executive Vice President and Director of Capital           39
                               Markets

John G. Sullivan               Senior Executive Vice President and Director of                   53
                               Strategic Planning and Development

Lawrence E. Koehler            Executive Vice President and Director of Corporate                42
                               Administration

Thomas D. Lux                  Executive Vice President and Chief Accounting Officer             41


     James R. Boris has been Chairman of the Board and Chief Executive Officer of the Company since its inception in May 1995. Mr. Boris is Chairman of the Board and Chief Executive Officer of EVEREN Securities, and has held such positions since January 1990. From January 1994 until September 1995, he was also an Executive Vice President of Kemper. From January 1990 until September 1995, he served on the board of directors of Kemper Financial Companies, Inc. and the boards of its major subsidiaries. Mr. Boris is also a director of Peoples Energy Corporation.

     Stephen G. McConahey has been President and Chief Operating Officer of the Company since its inception in May 1995, and has been a director since July 1995. Mr. McConahey is President and Chief Operating Officer of EVEREN Securities and has held such positions since January 1994. He was Senior Vice President for Corporate and International Development of Kemper from 1990 through December 1993. He was also Executive Vice President (Corporate and International Development) of Kemper Financial Services, Inc. from 1988 through December 1993 and Senior Vice President of Kemper Financial Companies, Inc. from 1990 through 1993. Mr. McConahey is also a member of the Board of Trustees of AMLI Residential Properties Trust, a publicly-traded real estate investment trust that invests in multi-family properties.

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

     Arthur J. McGivern was elected Senior Executive Vice President, Chief Financial Officer and Treasurer of the Company in February 1999. From January 1996 through January 1999, he was Senior Executive Vice President and Director of Corporate Development of the Company and of EVEREN Securities. From January 1994 to January 1996, he was Senior Vice President and Corporate Counsel of Kemper. Prior to the Company's separation from Kemper in September 1995, Mr. McGivern was a director and officer of a number of the Company's subsidiaries, including the following positions at EVEREN Securities: Executive Vice President from March 1991 to September 1992; Senior Executive Vice President from September 1992 to September 1995; General Counsel from March 1991 to September 1995; Corporate Secretary from March 1991 to December 1993; and a director from March 1991 to September 1995.

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

     John G. Sullivan was elected Senior Executive Vice President of the Company in February 1996 and since February 1999 has acted as the Company's Director of Strategic Planning and Development. Prior to February 1999, he was the Company's Director of Marketing and Investment Services. He has been a director and Senior Executive Vice President and Director of Marketing and Investment Services of EVEREN Securities since October 1995. Prior to joining the Company, he worked at Smith Barney Inc. as Executive Vice President for strategic marketing from July 1995 to October 1995, as Executive Vice President and director of recruiting and development from June 1994 to June 1995 and as Executive Vice President and director of that firm's northwest retail division from 1990 to 1994.

     Lawrence E. Koehler was elected Executive Vice President and Director of Corporate Administration of the Company in February 1999. In August 1998, he assumed responsibility for the Company's human resources, compensation and benefits, facilities, corporate travel, EVEREN University and the EVEREN Foundation. He has been a director of EVEREN Securities since September 1998. Mr. Koehler joined EVEREN Securities in December 1990 as Senior Vice President and Director of Taxes and Retirement Plans. He became an Executive Vice President of EVEREN Securities in March 1997.

     Thomas D. Lux was elected Executive Vice President of the Company in May 1998 and Chief Accounting Officer in November 1998. He has been an Executive Vice President and Chief Accounting Officer of EVEREN Securities since March 1998, and was Senior Vice President and Director of Finance from June 1996. Prior to that time, Mr. Lux was an audit partner with Deloitte & Touche LLP from June 1992 through June 1996.

PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

a.   Market Information

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "EVR". The high and low sales prices for the Company's Common Stock for each quarter of the Company's last two fiscal years during which the Company's Common Stock was traded on the New York Stock Exchange are as follows (prices per share prior to June 16, 1998, are restated to reflect the Company's 2-for-1 stock split affected on that date):

         1998                                  High          Low
         ----                                 -------      -------
      4th Quarter                             $27.000      $15.250
      3rd Quarter                              29.625       15.000
      2nd Quarter                              28.125       21.375
      1st Quarter                              23.688       19.875

          1997                                 High          Low
          ----                                -------      -------
      4th Quarter                             $23.844      $17.500
      3rd Quarter                              20.313       14.688
      2nd Quarter                              15.625       10.063
      1st Quarter                              15.125        9.938

b.   Holders

     As of March 2, 1999, there were approximately 1,200 record holders of the Company's Common Stock according to the records maintained by the Company's transfer agent.

c.   Dividends

     Dividends declared during the last two fiscal years were as follows (quarterly dividends prior to the second quarter of 1998 are restated to reflect the Company's 2-for-1 stock split):

     Calendar Quarter             First      Second    Third     Fourth
     ----------------             -----      ------    -----     ------
          1998                    $.055      $.07      $.07      $.07
          1997                    $.045      $.045     $.045     $.055

     The Company's ability to pay dividends is contingent upon the earnings of its subsidiaries, as well as their ability to declare and pay dividends to the Company. Certain subsidiaries may be limited in their ability to pay dividends by capital and other rules of regulatory bodies, as well as certain covenants in instruments governing certain indebtedness.

     Dividend distributions from securities brokerage firms are restricted by federal and state securities laws, the rules and regulations thereunder and/or the rules and regulations of exchanges of which the firms are members. As a result, EVEREN Securities cannot lawfully pay dividends that would either reduce its net capital amount below the minimum amount required or cause certain net capital decreases without prior regulatory approval.

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA):

                                                1998         1997         1996        1995         1994
                                               -------      -------      ------      -------      -------
Revenue:
   Commissions                                 $ 349.1      $ 267.9      $ 225.8      $ 190.4     $ 180.5
   Principal transactions                        121.0        102.9        115.3        122.1       119.1
   Investment banking                             86.0         69.5         55.9         47.1        61.9
   Asset management                              107.8         73.6         57.3         53.3        51.5
   Other                                          37.8         30.6         42.2         49.1        43.2
   Interest                                      107.9         85.2         74.1         81.2        73.8
                                               -------      -------      -------      -------     -------
   Total revenue                                 809.6        629.7        570.6        543.2       530.0
   Interest expense                               54.2         36.6         34.0         52.5        44.8
                                               -------      -------      -------      -------     -------
   Net revenue                                   755.4        593.1        536.6        490.7       485.2
                                               -------      -------      -------      -------     -------
Non-interest expenses
   Compensation and benefits                     448.8        352.5        331.4        335.5       328.0
   Brokerage and clearance                        25.4         17.2         14.5         11.4        11.5
   Communications                                 52.5         42.6         38.3         41.8        41.3
   Occupancy and equipment                        47.1         40.8         39.2         54.5        46.4
   Promotional                                    25.9         21.5         17.8         13.5        18.9
   Other                                          59.8         43.5         37.8         56.0        51.8
                                               -------      -------      -------      -------     -------
   Total non-interest expenses                   659.5        518.1        479.0        512.7       497.9
   Gain on sale of subsidiary                     19.8            -         50.2            -           -
                                               -------      -------      -------      -------     -------
Income (loss) before income taxes and
 extraordinary item                              115.7         75.0        107.8        (22.0)      (12.7)
Income tax provision (benefit)                    44.4         28.4         42.4         (6.1)      (10.5)
                                               -------      -------      -------      -------     -------
Income (loss) before extraordinary item           71.3         46.6         65.4        (15.9)       (2.2)
Extraordinary charge on early retirement
  of debt, net of income tax benefit of $1.5         -            -         (2.9)           -           -
                                               -------      -------      -------      -------     -------
Net income (loss)                              $  71.3      $  46.6      $  62.5      $ (15.9)    $  (2.2)
                                               =======      =======      =======      =======     =======
Earnings per share (A):
   Basic                                       $  2.16      $  1.44      $  2.68
                                               =======      =======      =======
   Diluted                                     $  2.01      $  1.35      $  2.57
                                               =======      =======      =======

Ratio of earnings to fixed charges (B)             2.8          2.6          3.4            -           -
                                               =======      =======      =======      =======     =======

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION DATA (AS OF DECEMBER 31):
 (DOLLARS IN MILLIONS, EXCEPT PER SHARE DATA)

Total assets                                   $2,169.3   $1,906.1    $1,824.3    $2,550.6    $1,554.7
Long-term obligations                              84.3      122.0       137.7       160.7       289.4
Cash dividends per common share (A)                 .27        .19         .05           -           -

(a) Earnings per share and cash dividends per common share for 1997 and 1996 have been restated for the 2-for-1 stock split effected in the second quarter of 1998.

(b) For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense and the approximate portion of rental expense representative of the approximate interest factor. For the years ended December 31, 1995 and 1994, earnings were insufficient to cover fixed charges by approximately $22.0 million and $12.7 million, respectively.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the "Selected Financial Data" in Item 6 and the Company's consolidated financial statements and notes thereto contained in Item 8 of this report. In addition to historical information, this report contains forward-looking statements. Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements may include, but are not limited to, projections of revenues, income or loss, and capital expenditures, as well as assumptions relating to the foregoing.

     Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those contemplated by the forward-looking statements. Statements in this report, including the notes to the consolidated financial statements, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business", describe factors that could contribute to or cause such differences. Additional factors that could cause actual results to differ materially from those expressed in such forward-looking statements include those discussed below.

BUSINESS ENVIRONMENT

     The Company's principal business activity, retail broker-dealer operations, as well as its investment banking, institutional sales, investment advisory, and other services, are highly competitive and subject to various risks. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results due to these factors and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

     Conditions in the U.S. trading markets continued to be favorable throughout most of 1998, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low resulting in a continuation of lower returns to fixed-income investors. As a result, retail investors continued to shift their holdings to the equity markets. The performance of U.S. equity markets continued to be very positive in the first half of 1998, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a continued strong volume of equity issuances. The third quarter of 1998 was characterized by some of the most volatile trading markets the industry has had in recent years. Uncertainty surrounding emerging market currency valuations and significant declines in the corresponding trading markets had an adverse effect on the U.S. equity markets. In July 1998, the Dow Jones Industrial Average experienced record declines. This volatility had a tremendous impact on the previously active IPO market, as new issue equity underwritings declined significantly.

     The favorable market and economic conditions which had characterized 1996 continued throughout much of 1997, contributing to higher industry-wide securities revenues and net income.

Conditions in the U.S. trading markets were favorable for much of 1997, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation remained relatively low in 1997. U.S. financial markets also experienced periods of increased volatility during 1997. The market for U.S. government securities was particularly strong during the latter part of the year, as market instability in certain Asian markets increased investor demand for less risky investments. The performance of U.S. equity markets also was very positive in 1997, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a high volume of equity issuances. U.S. equity markets also experienced periods of increased volatility, particularly during the second and fourth quarters of 1997. During both of these periods, equity markets experienced sharp selloffs that were subsequently followed by strong recoveries.

COMPANY DEVELOPMENTS

     On January 9, 1998, EVEREN completed the acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("Principal Securities"), from Principal Life Insurance Company for $75 million in cash. Principal Securities was a registered securities broker-dealer and operated as a separate subsidiary of EVEREN until Principal Securities' back office and other operating activities were combined with those of EVEREN Securities in the second quarter of 1998.

     On May 11, 1998, the Company's Board of Directors approved a two-for-one split of its common shares ("Common Stock"). The split was effected in the form of a stock dividend and distributed on June 16, 1998 to shareholders of record on June 2, 1998.

     On November 2, 1998, EVEREN and The Bank of New York ("BONY") announced the completion of a transaction pursuant to which BONY acquired an 80% interest in EVEREN Clearing. On October 23, 1998 in anticipation of the transaction, EVEREN Securities became a carrying broker-dealer. In conjunction with the transaction, EVEREN realized a one-time after-tax gain of approximately $11.9 million in the fourth quarter of 1998. The transaction is not expected to have a significant impact on the Company's financial position or ongoing earnings from operations.

     Consistent with the generally strong economic and market conditions seen throughout the securities industry in 1997, the Company reported strong growth in both its retail brokerage and investment banking activities in 1998. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions in which the Company has participated. The Company's continued success as a public company and the continued majority employee ownership have contributed to the strong growth in the Company's recruiting efforts and generally positive employee morale. Management believes that significant employee ownership fosters a culture that encourages strong performance, and provides employees the opportunity to participate in the future performance of the Company. The Company continues to sponsor three employee benefit plans that provide employees the opportunity to acquire the Company's Common Stock outside of the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan (the "KSOP"). In connection with these plans, the Company recognizes additional compensation expense equal to the difference between the fair value of the Common Stock issued and the amount of cash compensation otherwise payable or cash paid under each respective plan.

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

     On June 17, 1996 the Company exchanged all of its outstanding Exchangeable Preferred Stock for an aggregate $32.2 million principal amount of 13.5% Junior Subordinated Debentures due 2007 ("Debentures"). On July 30, 1996 the Company issued a notice calling all of the outstanding Debentures for redemption on September 16, 1996 at a price of 112% of principal or $36.0 million, plus accrued interest. This early redemption was funded principally through $36.0 million of bank borrowings and resulted in an extraordinary charge of approximately $2.9 million after-tax for the year ended December 31, 1996 due to the early extinguishment of debt.

     On July 25, 1996 the Company entered into a joint venture agreement (the "JVA"), pursuant to which it acquired an initial 20% ownership interest in Mentor Investment Group, Inc. ("Mentor"), the asset management subsidiary of Wheat First Butcher Singer, Inc., for no direct cash consideration. Under the terms of the JVA, the Company's ownership interest may increase to as much as 50%. This joint venture is being accounted for as an equity investment and the Company's proportionate share of the earnings or losses of Mentor since November 1, 1996 (commencement of operations) have been included in the Company's operating results.

     On August 5, 1996 the Company paid a special purpose cash dividend of $1.18 per share on its common shares outstanding as of July 23, 1996. This dividend allowed the KSOP to repay the balance of its loan to the Company, incurred in connection with its separation from Kemper Corporation, and allowed the release of substantially all of the remaining unallocated KSOP shares to employee participant accounts.

     On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of its $.01 par value Common Stock were sold at a price of $18.50 per share (or 9.2 million shares of $.01 par value common stock at a price of $9.25, after adjustment for the Company's 2-for-1 stock split discussed previously). The initial public offering resulted in net proceeds of approximately $78 million to the Company. Such proceeds were used to reduce bank loans payable. The Common Stock is listed on the New York Stock Exchange under the symbol "EVR".

     In keeping with its strategic initiative to concentrate on its core businesses, the Company exited certain portions of its municipal institutional sales and trading and the unit investment trust origination businesses in the fourth quarter of 1996.

     Effective January 1, 1996, the Company implemented a quasi-reorganization and revalued its assets and liabilities to fair value as of that date. This revaluation resulted in a reduction in net assets of $3.7 million. The quasi-reorganization also resulted in the transfer of the accumulated deficit as of January 1, 1996 of $306.5 million to additional paid-in capital. Such revaluation has not had and in the future will not have any significant impact on the operating results of the Company. The balance in retained earnings at December 31, 1998 and 1997 represents the accumulated net earnings available to common stockholders arising subsequent to the date of the quasi-reorganization. The quasi-reorganization was effected in order to reflect the emergence of the Company as a new organization, signaling the end of its transition from a wholly-owned subsidiary to a fully independent company and enable the Company to present more accurately the new organization's cumulative performance.

YEAR 2000

     The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations.

     The failure of the Company's technology systems relating to a Year 2000 problem would likely have a material adverse effect on the Company's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities and commodities. The Year 2000 problem could also increase the Company's exposure to risk and its need for liquidity.

     The Company fully recognizes the importance of addressing Year 2000 technology issues and has committed significant funding and resources to the project. Overall, the firm is comfortable that it is making a reasonable effort to ensure that all affected areas are identified and, if necessary, remediated. The Company's Year 2000 project is directed by the Company's Chief Information Officer, who, utilizing a team of technology professionals, has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. This plan involves the following phases: awareness, inventory/assessment, renovation, validation, and implementation. The awareness phase defined and internally publicized the Year 2000 issue. Management support was obtained and plans were put in place to develop the project. The inventory/assessment phase consisted of conducting a thorough inventory of computer applications used in each of the Company's departments. With the assistance of technology professionals, each department compiled a complete inventory of all software and hardware systems currently in use. A departmental liaison was selected who was then responsible for assigning an impact status to each system based on the negative impact that would result if a Year 2000 problem were to occur. These reports were then utilized to determine the level of remediation necessary. The renovation phase involves (1) altering software and hardware and documenting such changes; (2) developing replacement systems; and (3) retiring eliminated systems. The process also considered the complex interdependencies among applications, hardware platforms, databases, and internal/external interfaces. The validation phase involved the testing of all converted or replaced systems to (1) discover errors introduced during the renovation phase; (2) validate Year 2000 compliance; and (3) verify operational readiness. The testing will address application and database interdependencies as well as interfaces. A Year 2000 test environment was created to ensure adequate validation. Once converted or replaced and subsequently tested, Year 2000 compliant applications and system components will be implemented. The implementation phase is on-going as the reintegration of applications into production are coordinated to account for certain system interdependencies.

     In addition, the Company is actively working with all of its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company's major external counterparty is BETA, the provider of the Company's core brokerage system. The Company's external interface (ie, point-to-point) testing is being conducted by BETA on the Company's behalf. The Company, with BETA, has participated in point-to-point testing with national securities exchanges and utilities and will participate in industry-wide testing currently scheduled for March and April 1999. The Company presently believes that, with modifications to existing software and the conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, both internally and at the Company's major external service providers, the Year 2000 problem may have a material impact on the operations of the Company.

     Each department within the Company, along with dedicated technology professionals, continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of its Year 2000 readiness efforts, the Company has undertaken a project to develop plans to reduce risks associated with a Year 2000 problem.

     A significant portion of the current year's technology budget has been allocated to the Year 2000 compliance project. As of the end of 1998, the total estimated expenditures associated with the entire Year 2000 project were expected to be approximately $6 million, of which approximately $3 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on the Company's business, results of operations, or financial condition.

COMPONENTS OF REVENUE AND EXPENSES

     Revenue.  Commissions include revenue generated by executing listed and
     -------
over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees as well as equity in the earnings of the Company's Mentor asset management joint venture. Other revenue includes transaction and account fees, correspondent clearing and execution income, and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers, and collateralized mortgage obligations.

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

RESULTS OF OPERATIONS

The following table sets forth certain financial data as a percentage of net revenue:

Consolidated Statement of Operations Data:

                                                 Year Ended December 31,
                                               1998       1997      1996
                                               ----       ----      ----
Revenue:
  Commissions                                  46.2%      45.2%     42.1%
  Principal transactions                       16.0       17.3      21.5
  Investment banking                           11.4       11.7      10.4
  Asset management                             14.3       12.4      10.7
  Other                                         5.0        5.2       7.8
  Interest                                     14.3       14.4      13.8
                                              -----      -----     -----
  Total revenue                               107.2      106.2     106.3
  Interest expense                              7.2        6.2       6.3
                                              -----      -----     -----
  Net revenue                                 100.0      100.0     100.0
                                              -----      -----     -----
Non-interest expenses:
  Compensation and benefits                    59.4       59.4      61.8
  Brokerage and clearance                       3.4        2.9       2.7
  Communications                                6.9        7.2       7.1
  Occupancy and equipment                       6.2        6.9       7.3
  Promotional                                   3.5        3.6       3.3
  Other                                         7.9        7.4       7.0
                                              -----      -----     -----
  Total non-interest expenses                  87.3       87.4      89.2
  Gain on sale of subsidiary                    2.6          -       9.4
                                              -----      -----     -----
Income before income taxes
  and extraordinary charge                     15.3       12.6      20.2
Income tax provision                            5.9        4.8       8.0
                                              -----      -----     -----
Net income before
  extraordinary charge                          9.4        7.8      12.2
Extraordinary charge on early retirement
  of debt, net of income taxes                    -          -      (0.5)
                                              -----      -----     -----
Net income                                      9.4%(1)    7.8%     11.7%(2)
                                              =====      =====     ====

_________________

(1)  Includes a $11.9 million (1.6%) after-tax gain on the sale of EVEREN
     Clearing.

(2)  Includes a $30.2 million (5.6%) after-tax gain on the sale of BETA.

1998 Compared to 1997

     The Company experienced strong operating results for 1998 when compared to 1997. Contributing significantly to these results was the acquisition of Principal Securities in the beginning of the first quarter of 1998. Both revenues and expenses are higher in the 1998 periods than in the comparable periods of 1997 as a result of the Principal Securities acquisition; additionally, revenues from the Company's core businesses increased significantly. Non-interest expenses have increased in most areas, generally in direct correlation with the increased revenues. Net income improved significantly in 1998 when compared to 1997. Management attributes these results to several factors including the generally favorable conditions which prevailed in the equity markets throughout the first half of 1998, reflecting continued investor optimism concerning inflation and relative interest rate stability. Market volatility in the 1998 third quarter did not have a significant impact on the Company's operating results, but did impact investment banking activity, as initial public offering ("IPO") activity dissipated. Additionally, the Company experienced strong growth in its retail and institutional brokerage operations and asset management activities. Finally, in the first quarter of 1998, the Company received an arbitration award of $6.0 million in connection with the raiding of four of its retail branch offices in 1994 by a competitor firm, which resulted in a $2.9 million increase in net income after related expenses and taxes.

     Total revenue increased $179.9 million or 29% to $809.6 million for the year ended December 31, 1998 from $629.7 million for the year ended December 31, 1997. Net revenues increased $162.3 million or 27% to $755.4 million for the year ended December 31, 1998 from $593.1 million for the year ended December 31, 1997. As previously noted, the Company acquired Principal Securities in the first quarter of 1998. This transaction, strong market conditions, and internal growth, were generally responsible for the significant growth in revenue.

     Commission revenue increased $81.2 million or 30% to $349.1 million for the year ended December 31, 1998 from $267.9 million for the year ended December 31, 1997. The strong increase in commission revenues is due in part to the acquisition of the retail brokerage force of Principal Securities and the continued strong productivity and growth of the Company's retail brokerage force. The Company experienced strong growth in sales of mutual fund and annuity products and, to a lesser degree, a movement by investors from over-the-counter equities to investments in listed securities.

     Principal transactions revenue increased $18.1 million or 18% to $121.0 million for the year ended December 31, 1998 from $102.9 million for the year ended December 31, 1997. This increase is due largely to the consistently strong market throughout most of 1998 compared to some volatility that characterized the equity markets in part of the 1997 first quarter, as well as the increase in transactional volume that resulted from the larger investment consultant population in 1998.

     Investment banking revenue increased $16.5 million or 24% to $86.0 million for the year ended December 31, 1998 from $69.5 million for the year ended December 31, 1997. These increases are the result of the Company's strategy of developing its corporate finance business in several targeted industry sectors, which was aided by favorable IPO market conditions during the first half of 1998. This focus enabled the Company to participate in a larger number of underwritings, including equity, taxable and tax-exempt issues, in 1998 than in 1997. Market volatility in the third quarter of 1998 significantly impacted the number of equity underwritings that took place in the third and fourth quarters and had the effect of depressing revenues in this area when compared to the first two quarters of 1998.

     Asset management revenue increased $34.2 million or 46% to $107.8 million for the year ended December 31, 1998 from $73.6 million for the year ended December 31, 1997, due to the significant growth of client assets invested in managed accounts (approximately 37% over the prior year) and mutual funds and the resulting increase in managed account fees and 12b-1 distribution fees. The increase also reflects the growth in earnings in Mentor Investment Group, in which the Company currently holds a 20% equity interest.

     Other income increased $7.2 million or 24% to $37.8 million for the year ended December 31, 1998 from $30.6 million for the year ended December 31, 1997. The increase in 1998 is primarily attributable to the $6.0 million arbitration award discussed earlier.

     Interest and dividend income increased $22.7 million or 27% to $107.9 million for the year ended December 31, 1998 from $85.2 million for the year ended December 31, 1997. Net interest increased $5.1 million or 10% to $53.7 million for the year ended December 31, 1998 from $48.6 million for the year ended December 31, 1997. These increases are a result of significant growth in the Company's customer margin accounts, specifically a 20% increase in average margin debits for the year ended December 31, 1998 when compared to 1997.

     Total non-interest expenses increased $141.4 million or 27% to $659.5 million for the year ended December 31, 1998 from $518.1 million for the year ended December 31, 1997. The acquisition of Principal Securities as well as the Company's internal growth created significant increases in most expense categories.

     Compensation and benefits expense increased $96.3 million or 27% to $448.8 million for the year ended December 31, 1998 from $352.5 million for the year ended December 31, 1997. This increase is primarily attributable to the growth in commission revenue, principal transactions revenue and investment banking revenues in 1998, resulting in increased production-based payouts. This increase is also related to the acquisition of Principal Securities as mentioned above, which generally had higher percentages of compensation expense to net revenues, and the increased employee base (approximately 16%) in 1998 when compared to 1997.

     Brokerage and clearance expense increased $8.2 million or 48% to $25.4 million for the year ended December 31, 1998 from $17.2 million for the year ended December 31, 1997. The increase reflects the variable nature of this expense, which increased in relative proportion to the growth in transactional revenue in 1998 over 1997, as well as the change to a new clearing agreement with BNY Clearing in the fourth quarter of 1998. As a result of the sale of 80% of EVEREN Clearing to BONY, certain primarily fixed expenses previously included in the Company's consolidated results of operations in all expense categories have been eliminated but are offset by increased, primarily variable, clearing expense.

     Communications expense increased $9.9 million or 23% to $52.5 million for the year ended December 31, 1998 from $42.6 million for the year ended December 31, 1997, primarily due to an increased number of employees in 1998 when compared to 1997 and to ongoing technology enhancements initiated beginning in late 1997 to improve the Company's overall productivity and competitiveness.

     Occupancy and equipment expense increased $6.3 million or 15% to $47.1 million for the year ended December 31, 1998 from $40.8 million for the year ended December 31, 1997. This increase is largely the result of the Principal Securities acquisition, which added approximately 35 new branch office locations to the Company's existing retail system.

     Promotional expense increased $4.4 million or 20% to $25.9 million for the year ended December 31, 1998 from $21.5 million for the year ended December 31, 1997. This increase is due primarily to increased participation in sales incentive programs which have resulted from both the acquisition of Principal Securities and the Company's own internal growth.

     Other expenses increased $16.3 million or 37% to $59.8 million for the year ended December 31, 1998 from $43.5 million for the year ended December 31, 1997. This increase is related primarily to an increase in professional fees which includes fees related to the aforementioned NYSE arbitration award; as well as additional costs of licensing, insurance and various other office expenses resulting from the increased employee and customer base in 1998 when compared to 1997, and the cost of integrating Principal Securities into the operations of EVEREN Securities.

     The Company's income before taxes for the year ended December 31, 1998 includes the $19.8 million gain on the sale of 80% of EVEREN Clearing to BONY. The Company's income tax expense for the year ended December 31, 1998 totaled $44.4 million, which represents an effective tax rate on income before taxes of 38.4% compared to $28.4 million or a 37.9% effective tax rate for the year ended December 31, 1997.

     Net income increased $24.7 million or 53% to $71.3 million for the year ended December 31, 1998 from $46.6 million for the year ended December 31, 1997. Excluding the $11.9 million after-tax gain on the sale of 80% of EVEREN Clearing, net income increased $12.8 million or 27% over 1997.

1997 Compared to 1996

     The Company experienced stronger overall operating results for the year ended December 31, 1997 when compared to 1996. In particular, the strong retail and equity underwriting markets in the third and fourth quarters of 1997 contributed to the Company's 11% growth in net revenues over the year ended December 31, 1996. The Company also continued to focus on its core business, full service securities brokerage. This focus resulted in the sale of the Company's data-processing and quote service subsidiary, BETA, in April 1996, and the departure from both the unit investment trust origination business and portions of the municipal institutional sales and trading business in the fourth quarter of 1996. The sale of BETA resulted in a pre-tax gain of approximately $50.2 million and an after-tax gain of approximately $30.2 million. Net income from the Company's ongoing operations improved in 1997 by $11.4 million or 32% when compared to 1996. Management attributes these results to several factors. First, favorable conditions continued to prevail in the industry for most of the year ended December 31, 1997, reflecting continued investor optimism concerning inflation, interest rate stability and a strong U.S. economy. Second, the Company continued to enjoy the benefits of significant employee ownership, which, in management's opinion, has enhanced employee morale, focus and productivity, and has allowed management to concentrate on achieving its strategic initiatives. Finally, a continued focus on cost containment has contributed to the strong operating results.

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

     Asset management revenue increased $16.3 million or 28% to $73.6 million for the year ended December 31, 1997 from $57.3 million for the year ended December 31, 1996, due primarily to increased managed account fees and increased 12b-1 distribution fees. These increases are reflective of increases in the number and asset values of managed accounts and increased investments in mutual funds in 1997.

     Other income decreased $11.6 million or 27% to $30.6 million for the year ended December 31, 1997 from $42.2 million for the year ended December 31, 1996. This decrease is due primarily to the sale of BETA in the second quarter of 1996.

     Interest and dividend income increased $11.1 million or 15% to $85.2 million for the year ended December 31, 1997 from $74.1 million for the year ended December 31, 1996. Net interest increased $8.5 million or 21% to $48.6 million for the year ended December 31, 1997 from $40.1 million for the year ended December 31, 1996. The Company experienced significant growth in its customer margin accounts in 1997 which contributed to its increased interest revenues.

     Total non-interest expenses increased $39.1 million or 8% to $518.1 million for the year ended December 31, 1997 from $479.0 million for the year ended December 31, 1996.

     Compensation and benefits expense increased $21.1 million or 6% to $352.5 million for the year ended December 31, 1997 from $331.4 million for the year ended December 31, 1996. The increase is attributed to the 11% increase in commissions, principal transactions and investment banking revenues in 1997. Compensation as a percentage of net revenues decreased in 1997 versus 1996 due to the continued focus by management on controlling overall compensation expense. In addition, 1996 expense includes certain compensation costs related to the release of unearned KSOP shares.

     Brokerage and clearance expense increased $2.7 million or 19% to $17.2 million for the year ended December 31, 1997 from $14.5 million for the year ended December 31, 1996. The increase is due primarily to certain variable cost components of this expense category which have increased as transactional revenues increased.

     Communications expense increased $4.3 million or 11% to $42.6 million for the year ended December 31, 1997 from $38.3 million for the year ended December 31, 1996. This increase was due primarily to an increased number of employees along with technology initiatives and enhancements undertaken in 1997 to improve the Company's overall productivity and competitiveness.

     Occupancy and equipment expense increased $1.6 million or 4% to $40.8 million for the year ended December 31, 1997 from $39.2 million for the year ended December 31, 1996. The modest increase in this expense was primarily due to the Company's focus on utilization of existing office space in its growth efforts.

     Promotional expense increased $3.7 million or 21% to $21.5 million for the year ended December 31, 1997 from $17.8 million for the year ended December 31, 1996. This increase was primarily due to increased advertising related to name recognition and the Company's expansion in breadth of products and services, as well as internal marketing of Mentor mutual fund products and other promotions.

     Other expenses increased $5.7 million or 15% to $43.5 million for the year ended December 31, 1997 from $37.8 million for the year ended December 31, 1996. This increase was related primarily to an increase in professional fees as well as additional costs of licensing, insurance and various other office expenses resulting from the increased number of employees in 1997 when compared to 1996.

     The Company's income tax expense for the year ended December 31, 1997 was $28.4 million, which represented an effective tax rate on income before taxes of 37.9% compared to $42.4 million or a 39.3% effective tax rate for the year ended December 31, 1996.

     Net income decreased $15.9 million to $46.6 million for the year ended December 31, 1997 from $62.5 million for the year ended December 31, 1996. Net income for the year ended December 31, 1996 included an after-tax extraordinary charge of $2.9 million related to the early retirement of debt. Excluding the after-tax gain on sale of BETA of $30.2 million and the $2.9 million after-tax charge noted above, net income for the year ended December 31, 1997 improved $11.4 million or 32% over the year ended December 31, 1996.

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

                                                             Three months ended
                                                             ------------------
                                 12/31/98   9/30/98   6/30/98   3/31/98   12/31/97   9/30/97   6/30/97   3/31/97
                                 --------  --------  --------  --------  ---------  --------  --------  --------
                                                              (dollars in thousands)
Revenue:
 Commissions                     $ 84,951  $ 85,352  $ 87,942  $ 90,843  $  71,137  $ 73,099  $ 61,901  $ 61,811
 Principal transactions            36,143    28,202    27,005    29,632     26,789    28,174    24,656    23,273
 Investment banking                15,833    21,676    26,668    21,817     28,768    15,272    15,514     9,990
 Asset management                  27,453    28,266    27,521    24,546     20,793    19,171    16,917    16,674
 Other                              7,187     8,436     7,279    14,972      7,905     6,727     7,721     8,280
 Interest                          23,688    28,658    28,915    26,645     22,761    26,201    18,195    18,023
                                 --------  --------  --------  --------  ---------  --------  --------  --------
 Total revenue                    195,255   200,590   205,330   208,455    178,153   168,644   144,904   138,051
 Interest expense                  10,594    14,808    14,984    13,819     10,072    13,113     6,728     6,740
                                 --------  --------  --------  --------  ---------  --------  --------  --------
 Net revenue                      184,661   185,782   190,346   194,636    168,081   155,531   138,176   131,311
Non-interest expenses:
 Compensation and benefits        109,562   110,279   114,091   114,913    100,635    93,024    80,267    78,545
 Brokerage and clearance            9,119     5,324     5,503     5,502      4,438     4,487     4,043     4,206
 Communications                    13,654    13,279    12,265    13,270     11,644    10,996    10,350     9,609
 Occupancy and equipment           10,742    11,946    12,357    12,076     10,479    10,336    10,006     9,935
 Promotional                        5,222     7,729     6,498     6,440      6,384     5,091     5,461     4,589
 Other                             12,813    15,144    15,617    16,167     12,977    11,613    10,789     8,206
                                 --------  --------  --------  --------  ---------  --------  --------  --------
 Total non-interest expenses      161,112   163,701   166,331   168,368    146,557   135,547   120,916   115,090

 Gain on sale of subsidiary        19,780         -         -         -          -         -         -         -
                                 --------  --------  --------  --------  ---------  --------  --------  --------

Income before income taxes         43,329    22,081    24,015    26,268     21,524    19,984    17,260    16,221

Income tax provision               16,788     8,305     9,138    10,127      8,195     7,672     6,445     6,119
                                 --------  --------  --------  --------  ---------  --------  --------  --------

Net income                       $ 26,541  $ 13,776  $ 14,877  $ 16,141  $  13,329  $ 12,312  $ 10,815  $ 10,102
                                 ========  ========  ========  ========  =========  ========  ========  ========

The following table sets forth certain financial data as a percentage of net revenue.

                                                                    Three months ended
                                                                    ------------------
                                     12/31/98     9/30/98   6/30/98   3/31/98   12/31/97   9/30/97   6/30/97   3/31/97
                                     --------     -------   -------   -------   --------   -------   -------   -------
Revenue:
     Commissions                         46.0%       45.9%     46.2%     46.7%      42.3%     47.0%     44.8%     47.1%
     Principal transactions              19.6        15.2      14.2      15.2       15.9      18.1      17.8      17.7
     Investment banking                   8.6        11.7      14.0      11.2       17.1       9.8      11.2       7.6
     Asset management                    14.9        15.2      14.5      12.6       12.4      12.3      12.2      12.7
     Other                                3.8         4.5       3.8       7.7        4.8       4.4       5.7       6.3
     Interest                            12.8        15.4      15.2      13.7       13.5      16.8      13.2      13.7
                                     --------     -------   -------   -------   --------   -------   -------   -------
     Total revenue                      105.7       107.9     107.9     107.1      106.0     108.4     104.9     105.1
     Interest expense                     5.7         7.9       7.9       7.1        6.0       8.4       4.9      5.10
                                     --------     -------   -------   -------   --------   -------   -------   -------
     Net revenue                        100.0       100.0     100.0     100.0      100.0     100.0     100.0     100.0
                                     --------     -------   -------   -------   --------   -------   -------   -------

Non-interest expenses:
      Compensation and benefits          59.3        59.4      59.9      59.0       59.9      59.8      58.1      59.8
      Brokerage and clearance             4.9         2.9       2.9       2.8        2.6       2.9       2.9       3.2
      Communications                      7.4         7.1       6.4       6.8        6.9       7.1       7.5       7.3
      Occupancy and equipment             5.8         6.4       6.5       6.2        6.2       6.6       7.2       7.6
      Promotional                         2.8         4.2       3.4       3.3        3.8       3.3       4.0       3.5
      Other                               6.9         8.1       8.3       8.4        7.8       7.5       7.8       6.2
                                     --------     -------   -------   -------   --------   -------   -------   -------
      Total non-interest expenses        87.2        88.1      87.4      86.5       87.2      87.2      87.5      87.6

      Gain on sale of subsidiary         10.7           -         -         -          -         -         -         -
                                     --------     -------   -------   -------   --------   -------   -------   -------

Income before income taxes               23.5        11.9      12.6      13.5       12.8      12.8      12.5      12.4

Income tax provision                      9.1         4.5       4.8       5.2        4.9       4.9       4.7       4.7
                                     --------     -------   -------   -------   --------   -------   -------   -------

Net income                              14.4% (1)     7.4%      7.8%      8.3%       7.9%      7.9%      7.8%      7.7%
                                     ========     =======   =======   =======   ========   =======   =======   =======

____________________________

(1) Includes a $19.8 million pretax or 10.7% ($11.9 million after-tax or 6.4%) gain on the sale of 80% of EVEREN Clearing.

     The generally upward trend in the Company's total revenue for the eight quarterly periods ended December 31, 1998 is consistent with the generally strong economic and market conditions seen throughout the securities industry. The third and fourth quarter of 1998 results, however, reflect investor caution and the slow-down in the IPO markets due to volatility related to overseas market uncertainty. The Company reported strong growth in both its retail brokerage and investment banking activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity, as well as increases in the number of underwritings and investment banking transactions in which the Company has participated. Net revenues during this eight-quarter period follow the same positive trend, with the Company realizing the benefits of continued growth in its customer margin accounts.

     While in absolute dollar amounts, non-interest expenses have trended up during the eight periods, such absolute dollar increases are primarily attributable to compensation and benefits expense and brokerage and clearance expense, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have remained relatively constant or grown incrementally in relation to the Company's increased employee base during such periods.

     Net income (both in absolute dollar amounts and as a percentage of net revenue) also reflects a positive trend during this eight-quarter period.

LIQUIDITY AND CAPITAL RESOURCES

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiary, which is EVEREN Capital's primary source of liquidity, are restricted by applicable laws or regulations as to amounts which may be paid. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiary (except to the extent the Company itself may be a creditor with recognized claims). See Note 10 of Notes to Consolidated Financial Statements contained in
Item 8 of this report. The Company has also generated funds from bank loans and the issuance of Common Stock.

     Upon becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock. In November 1997, the Board of Directors approved an increase in the quarterly dividend rate to $.11 per share on the Company's Common Stock, which was paid in December 1997 and March 1998. On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split was effected by means of a stock dividend to shareholders of record on June 2, 1998, and was distributed on June 16, 1998. The Board of Directors also approved an additional increase in the Company's dividend to $.14 per pre-split share, or $.07 per post-split share, beginning in the second quarter of 1998.

     The Company maintains a $50 million committed revolving credit facility with two banks all of which is unused at December 31, 1998. The initial term of the agreement was for two years, subject to a one-year extension by mutual agreement of the parties. On March 1, 1999, the Company extended the term of the agreement to June 30, 2000. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. Interest on the outstanding borrowing is based upon the Company's election of a "reference rate" equal to LIBOR or the banks' prime rate.

     In the fourth quarter of 1998, the Company announced a stock repurchase program whereby it will repurchase up to one million shares of its common stock in open market or private transactions subject to market conditions. Shares repurchased will be used to fund option grants and other equity opportunity programs.

     In February 1999, the Company created the EVEREN 1999 Capital Fund, LLC (the "Fund") to enable its key employees or directors to pool their investment resources and make investments on a more advantageous basis. The Fund expects to invest exclusively in other investment funds. The Company acts as managing member and is committed to invest up to $20 million in the Fund.

     The Company believes that its current level of equity capital, funds generated from operations, and existing credit facilities will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, Inc., the Company's primary operating subsidiary (the "Subsidiary" or "EVEREN Securities"), are highly liquid. The majority of its assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of customer margin debits, and securities purchased under agreements to resell ("resale agreements"), all of which is secured by highly marketable equity and corporate debt securities or U.S. government and agency securities. In addition, EVEREN Securities has significant receivables from customers, and brokers and dealers which turn over rapidly. The Subsidiary's total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at December 31, 1998 and 1997, were approximately $2.2 billion and $1.9 billion, respectively.

     The majority of EVEREN Securities' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, payables to customers, brokers and dealers, and securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR or money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At December 31, 1998, EVEREN Securities had approximately $495 million in uncommitted credit lines with several banks.

     EVEREN Securities maintains two committed, secured lines of credit. The first committed line is provided through a $500 million facility from BONY. This facility expires on November 1, 1999, but may be extended for 364-day periods by mutual agreement of the parties. Extensions of the facility cannot be made more than twice per year. At December 31, 1998, $171 million of the $271 million in bank loans payable was drawn against this facility. The second line is provided under a $200 million facility from various banks, for which the Company pays a commitment fee on the unused portion. This facility expires on October 29, 1999, but may be extended by mutual agreement of the parties for successive 364-day periods through October 29, 2003. No borrowings were outstanding on this facility at December 31, 1998. Borrowings under each of the committed lines of credit may be secured by either customer margin or firm securities, with interest based upon overnight bank lending rates.

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

     EVEREN Securities is capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, investment banking commitments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of the Subsidiary. Management believes that existing capital, funds from operations and current credit facilities will be sufficient to finance the operating subsidiaries' ongoing businesses. The majority of the assets of EVEREN Securities are funded with liabilities that reprice on a matched basis, generally producing a positive spread. As a result, the Company has modest exposure to fluctuations in interest rates (other than the effect of interest rate volatility on market conditions and prices of fixed income securities, and the impact of any such fluctuations on the Company's revenues).

CASH FLOWS

     The Company's statements of consolidated cash flows classify cash flows into three broad categories: net cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Years Ended December 31, 1998, 1997 and 1996

     Cash and cash equivalents at December 31, 1998, 1997, and 1996 totaled $20.0 million, $36.2 million, and $46.6 million, respectively, reflecting decreases of $16.3 million and $10.3 million for 1998 and 1997, respectively, and an increase of $32.0 million in 1996.

     In 1998, cash provided by operating activities, was used primarily to reduce bank loans payable and in the acquisition of Principal Securities. In 1997, cash was used in operating activities primarily due to the growth in customer margin debits which was offset by cash provided by financing activities primarily through bank loans. For the year ended December 31, 1996, cash provided from operating activities was used primarily to reduce bank loans payable.

     Net cash provided by operating activities totaled $61.9 million in 1998. Net cash used by operating activities totaled $159.5 million in 1997. Net cash provided by operating activities totaled $74.9 million in 1996. In 1998, changes in securities borrowed and loaned of $139.7 million combined with a decrease in securities owned of $45.3 million generated cash. Net increases in receivables from customers and broker dealers of $82.4 million and a decrease in securities sold, not yet purchased of $70.8 million partially used this cash.
In 1997, net increases in net receivables from customers and brokers and dealers of $302.9 million used cash. These uses were partially offset by changes in securities borrowed and loaned of $47.2 million, and changes in securities purchased/sold under agreements to resell/repurchase of $26.6 million, and securities owned and securities sold, not yet purchased of $13.3 million, which generated cash. In 1996, changes in securities borrowed and securities loaned of $145.1 million and securities purchased/sold under agreements to resell/repurchase of $12.7 million generated cash. These sources were partially offset by a $60.9 million use of funds related to the decrease in net receivables from and payables to customers, broker-dealers and others.

     In 1998, net cash provided by investing activities of $72,000 is the net result of the acquisition of Principal Securities which used $51.3 million of cash and the sale of 80% of the Company's interest in its EVEREN Clearing subsidiary, which generated $37.8 million of net proceeds. Collections of principal on investments in mortgage-backed certificates also generated $34.4 million of cash, which is offset by $25.9 million of fixed asset expenditures related primarily to the Company's rollout of upgraded broker workstations. In 1997, net cash provided by investing activities of $1.2 million were the result of cash generated through collections of principal on investments in mortgage-backed securities of $16.4 million, offset by $15.2 million of fixed asset expenditures, the majority of which relate to investments in technology. In 1996, net cash provided by investing activities of $57.5 million resulted primarily from the net proceeds of $59.3 million generated by the sale of BETA. Collections of principal on investments in mortgage-backed securities of $16.5 million were offset by a net increase of $8.8 million of fixed assets and the purchase of investments in mortgage-backed securities of $9.5 million.

     In 1998, net cash used in financing activities of $78.3 million is made up of a decrease in bank loans payable of $33.0 million and the repayment of collateralized mortgage obligations of $38.4 million. In 1997, net cash provided by financing activities totaled $147.9 million, primarily due to an increase in bank loans payable of $164.0 million. Proceeds from the issuance of Common Stock under the Company's stock incentive programs also generated cash of $9.1 million. These combined to provide cash of $173.1 million which was used to fund $16.3 million of repayments of collateralized mortgage obligations, $6.5 million of dividends paid on the Company's Common Stock, and $2.4 million of treasury share purchases. In 1996, net cash flows used by financing activities amounted to $100.4 million, the net result of the net proceeds of approximately $77.8 million generated by the Company's initial public offering and the repayment of bank loans of $157.8 million, retirement of subordinated debt of $36 million and payment of dividends of $16.4 million.

     RECENT ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which are applicable to its business. SFAS 125 introduces the financial components approach, which focuses on the recognition of financial assets and liabilities an entity controls and the derecognition of financial assets and liabilities for which control has been transferred. As a result, the Company continues to report assets it has pledged as collateral in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice. Accordingly, the adoption of SFAS 125 did not have a material effect on the Company's financial position or results of operations.

     In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which is effective January 1, 1999, provides guidance on accounting for the costs of computer software developed or obtained for internal use which was previously accounted for as an expense. The impact on the financial statements of implementing SOP 98-1 cannot be determined at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     At December 31, 1998 and 1997, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                          1998          1997
                                        --------      --------
OWNED
-----
Obligations of the U.S. government
  or its agencies                       $ 45,551      $ 97,401
State and municipal obligations           45,962        24,753
Corporate debt obligations                23,328        51,668
Corporate stocks and warrants             27,394        13,463
Other                                      1,344         1,545
                                        --------      --------
                                        $143,579      $188,830
                                        ========      ========

SOLD, NOT YET PURCHASED
-----------------------

Obligations of the U.S. government
  or its agencies                       $ 40,717      $114,045
State and municipal obligations              198           308
Corporate debt obligations                12,797         8,926
Corporate stocks and warrants              6,074         6,264
Other                                        283         1,325
                                        --------      --------
                                        $ 60,069      $130,868
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

LEGAL RISK

     Legal risk includes the risk of non-compliance with applicable legal and regulatory requirements and the risk that a counterparty's performance obligations will be unenforceable. The Company is generally subject to extensive regulation in the different jurisdictions in which it conducts business. The Company has established legal standards and procedures that are designed to ensure compliance with all applicable statutory and regulatory requirements. The Company, principally through the Legal, Compliance and Finance Departments, has also established procedures that are designed to ensure that senior management's policies relating to conduct, ethics and business practices are followed. In connection with its business, the Company has various procedures that address issues such as regulatory capital requirements, new products, credit granting, collection activities, and record-keeping. The Company has also established certain procedures to mitigate the risk that a counterparty's performance obligations will be unenforceable, including consideration of counterparty legal authority and capacity, adequacy of legal documentation, the permissibility of a transaction under applicable law and whether applicable bankruptcy or insolvency laws limit or alter contractual remedies.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             The following consolidated financial statements of the Company are included herein:

             Independent Auditors' Report

             Consolidated Statements of Financial Condition -
                  December 31, 1998 and 1997

             Consolidated Statements of Income -
                  For the three years ended December 31, 1998, 1997 and 1996

             Consolidated Statements of Changes in Stockholders' Equity -
                  For the three years ended December 31, 1998, 1997 and 1996

             Consolidated Statements of Cash Flows -
                  For the three years ended December 31, 1998, 1997 and 1996

             Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EVEREN Capital Corporation:


We have audited the accompanying consolidated statements of financial condition of EVEREN Capital Corporation and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EVEREN Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



Deloitte & Touche LLP

Chicago, Illinois
March 18, 1999

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                          DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

          Assets                                                     1998         1997
                                                                 -----------  -----------
Cash and cash equivalents                                        $   19,995   $   36,248
Cash and securities segregated under
  federal and other regulations                                           -       15,363
Receivables from:
 Customers                                                        1,086,816      935,795
 Brokers and dealers                                                115,720      119,883
 Others                                                             112,236       56,187
Securities borrowed                                                       -       42,695
Securities owned, at market                                         143,579      188,830
Securities purchased under agreements to resell                     478,553      309,457
Investments in mortgage-backed certificates
 available-for-sale, at fair value                                   91,881      129,904
Fixed assets, net                                                    47,423       37,769
Other assets                                                         73,053       33,939
                                                                 ----------   ----------
                                                                 $2,169,256   $1,906,070
                                                                 ==========   ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Bank loans payable                                               $  271,000   $  304,000
Payables to:
  Customers                                                         286,300      192,817
  Brokers and dealers                                                     -       29,021
Securities loaned                                                   325,531      228,477
Collateralized mortgage obligations                                  84,312      121,970
Securities sold, not yet purchased, at market                        60,069      130,868
Securities sold under agreements to repurchase                      453,809      322,972
Accounts payable, accrued expenses and other liabilities            279,599      241,004
                                                                 ----------   ----------
                                                                  1,760,620    1,571,129
                                                                 ----------   ----------
Stockholders' Equity:
Common stock, $.01 par value per share; 100,000,000
  shares authorized, 36,092,936 and 17,575,801 outstanding at
  December 31, 1998 and 1997, respectively                              361          175
Additional paid-in capital                                          290,778      269,608
Unearned cost of restricted stock                                   (14,165)      (8,269)
Treasury stock, at cost, 1,160,008 and 455,775 shares at
  December 31, 1998 and 1997, respectively                          (11,932)      (7,663)
Retained earnings (since January 1, 1996)                           147,069       85,079
Unrealized loss on available-for-sale securities, net of
  income taxes                                                       (3,475)      (3,989)
                                                                 ----------   ----------
                                                                    408,636      334,941
                                                                 ----------   ----------
                                                                 $2,169,256   $1,906,070
                                                                 ==========   ==========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years ended December 31, 1998, 1997 and 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  1998         1997          1996
                                               -----------  -----------  ------------
Revenue:
   Commissions                                 $   349,088  $   267,948  $   225,798
   Principal transactions                          120,982      102,892      115,291
   Investment banking                               85,994       69,544       55,889
   Asset management                                107,786       73,555       57,293
   Other                                            37,874       30,633       42,217
   Interest                                        107,906       85,180       74,067
                                               -----------  -----------  -----------
    Total revenue                                  809,630      629,752      570,555
    Interest expense                                54,205       36,653       33,920
                                               -----------  -----------  -----------
Net revenue                                        755,425      593,099      536,635
                                               -----------  -----------  -----------

Non-interest expenses:
   Compensation and benefits                       448,845      352,471      331,389
   Brokerage and clearance                          25,448       17,174       14,559
   Communications                                   52,468       42,599       38,266
   Occupancy and equipment                          47,121       40,756       39,152
   Promotional                                      25,889       21,525       17,849
   Other                                            59,741       43,585       37,765
                                               -----------  -----------  -----------
    Total non-interest expenses                    659,512      518,110      478,980
Gain on sale of subsidiary                          19,780            -       50,181
                                               -----------  -----------  -----------
Income before income taxes                         115,693       74,989      107,836
Income tax provision                                44,358       28,431       42,438
                                               -----------  -----------  -----------
Income before extraordinary item                    71,335       46,558       65,398
Extraordinary charge on early retirement
   of debt, net of income taxes of $1,561                -            -       (2,900)
                                               -----------  -----------  -----------
Net income                                     $    71,335  $    46,558  $    62,498
                                               ===========  ===========  ===========

Dividends on exchangeable preferred stock      $         -  $         -  $     2,130
                                               ===========  ===========  ===========
Net earnings applicable to common stock        $    71,335  $    46,558  $    60,368
                                               ===========  ===========  ===========

Weighted average common shares outstanding:
   Basic                                        33,039,893   32,230,978   22,509,360
                                               ===========  ===========  ===========
   Diluted                                      35,425,565   34,446,562   23,498,512
                                               ===========  ===========  ===========
Net earnings per share of common stock:
   Basic                                       $      2.16  $      1.44  $      2.68
                                               ===========  ===========  ===========
   Diluted                                     $      2.01  $      1.35  $      2.57
                                               ===========  ===========  ===========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                   Common Stock            Additional   Unearned Cost   Unearned
                                          ------------------------------
                                                                             Paid-In    of Restricted     KSOP
                                             Voting        Non-voting        Capital        Stock        shares
                                          ------------  ----------------  ------------- -------------  ---------
Balances at January 1, 1996                  $     115         $      1      $ 449,396       $     -   $(22,875)

Quasi-reorganization adjustments
  as of January 1, 1996:
  Restatement of assets and
  liabilities to estimated fair value                                           (3,675)
  Transfer of accumulated deficit
  and unrealized gain at January 1,
  1996 to additional paid-in capital                                          (295,042)
Amount received from former parent
  under indemnification agreement                                                6,626
Release of KSOP shares                                                           8,029                   22,875
Issuance of additional non-voting
 common stock                                                         1          1,515        (1,073)
Issuance of additional common stock                  7                           8,164          (503)
Conversion of non-voting common
  stock  to common stock                             2               (2)
Proceeds from initial public offering               46                          77,787
Dividends paid in cash and stock
Dividend reinvestment                                                                7
Accretion of preferred stock                                                       (14)
Tax benefit from Kemper stock options                                            2,247
Purchase of treasury stock
Comprehensive income:
   Net income
   Other comprehensive income, net of tax:
   Unrealized loss on available-for-sale
    securities
   Comprehensive income
                                             ---------         --------      ---------   -----------   --------
Balances at December 31, 1996                      170                -        255,040        (1,576)         -
                                             ---------         --------      ---------   -----------   --------
Issuance of additional common stock                  5                          14,568        (6,693)
Purchase of treasury stock
Dividends paid
Comprehensive income:
   Net income
   Other comprehensive income, net of tax:
   Unrealized gain on available for sale securities
   Comprehensive income
                                             ---------         --------      ---------   -----------   --------
Balances at December 31, 1997                $     175         $      -      $ 269,608       $(8,269)  $      -
                                             =========         ========      =========   ===========   ========

                                                                                        Retained Unrealized gain (loss)   Total
                                                     Treasury       Accumulated         Earnings    on available-for-  Stockholders'
                                                      Stock           Deficit        (since 1/1/96)  sale securities      Equity
                                                   ------------  ------------------  --------------  ---------------  --------------
Balances at January 1, 1996                        $       (22)       $   (306,539)       $      -         $ 11,497        $131,573

Quasi-reorganization adjustments
  as of January 1, 1996:
  Restatement of assets and
  liabilities to estimated fair value                                                                                        (3,675)
  Transfer of accumulated deficit
  and unrealized gain at January 1,
  1996 to additional paid-in capital                                       306,539                          (11,497)              -
Amount received from former parent
  under indemnification agreement                                                                                             6,626
Release of KSOP shares                                                                                                       30,904
Issuance of additional non-voting
 common stock                                                                                                                   443
Issuance of additional common                                                                                                 7,668
Conversion of non-voting common
  stock  to common stock                                                                                                          -
Proceeds from initial public offering                                                                                        77,833
Dividends paid in cash and stock                                                           (17,486)                         (17,486)
Dividend reinvestment                                                                                                             7
Accretion of preferred stock                                                                                                    (14)
Tax benefit from Kemper stock options                                                                                         2,247
Purchase of treasury stock                              (5,208)                                                              (5,208)

Comprehensive income:
   Net income                                                                               62,498
   Other comprehensive income, net of tax:
   Unrealized loss on available-for-sale securities                                                          (4,381)
   Comprehensive income                                                                                                      58,117
                                                   -----------      --------------   -------------   --------------   -------------
Balances at December 31, 1996                           (5,230)                  -          45,012           (4,381)        289,035
                                                   -----------      --------------   -------------   --------------   -------------
Issuance of additional common stock                                                                                           7,880
Purchase of treasury stock                              (2,433)                                                              (2,433)

Dividends paid                                                                              (6,491)                          (6,491)

Comprehensive income:
   Net income                                                                               46,558
   Other comprehensive income, net of tax:
   Unrealized gain on available for sale securities                                                             392
   Comprehensive income                                                                                                      46,950

                                                   -----------      --------------   -------------   --------------   -------------
Balances at December 31, 1997                      $    (7,663)       $          -        $ 85,079         $ (3,989)       $334,941
                                                   ===========      ==============   =============   ==============   =============

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                 Additional  Unearned cost              Retained    Unrealized gain       Total
                                                                                        Earnings        (loss)
                                                  Paid-In    of Restricted   Treasury    (since    on available-for-  Stockholders'
                                  Common Stock    Capital        Stock        Stock      1/1/96)    sale securities       Equity
                                  ------------  -----------  -------------  ---------  ----------  -----------------  -------------
Balances at December 31, 1997         $  175     $269,608       $ (8,269)   $ (7,663)   $ 85,079          $(3,989)       $334,941
Issuance of additional
 common stock                              7       19,212         (5,896)                                                  13,323
Dividends paid                                                                            (9,345)                          (9,345)
Two-for-one stock split                  179         (174)                        (5)                                           -
Purchase of treasury stock                                                    (4,264)                                      (4,264)
Tax benefit from stock
 option exercise and
  vesting of restricted stock                       2,132                                                                   2,132
Comprehensive income:
  Net income                                                                              71,335
  Other comprehensive
   income net of tax:
   Unrealized gain on available
    for sale securities                                                                                       514
  Comprehensive income                                                                                                     71,849
                                      ------     --------    -----------   ---------    --------    --------------     -----------
Balances at December 31, 1998         $  361     $290,778       $(14,165)   $(11,932)   $147,069          $(3,475)       $408,636
                                      ======     ========    ===========   =========    ========    ==============     ===========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                                 1998        1997        1996
                                                              ----------  ----------  ----------
Cash flows from operating activities:
 Net income                                                    $  71,335   $  46,558   $  62,498
 Adjustments to reconcile net income to net cash flows
    provided by (used in) operating activities:
    Extraordinary charge on early retirement of debt                   -           -       4,461
    Gain on sale of subsidiary                                   (19,780)          -     (50,181)
    Release of KSOP shares                                             -           -       8,029
    Depreciation and amortization                                 38,247      15,998      12,278
    Deferred income taxes                                        (16,367)     (7,832)     (8,724)
 Change in assets and liabilities:
    Cash and securities segregated under federal
     and other regulations                                        15,363         415        (222)
    Receivables from/payables to:
          Customers                                              (57,538)   (238,180)    (79,896)
          Brokers and dealers                                    (24,858)    (64,687)     30,567
          Others                                                 (75,065)     (3,383)    (11,589)
    Securities borrowed                                           42,695       7,992      16,927
    Securities owned                                              45,251     (27,890)    (19,684)
    Securities purchased under agreements to resell             (169,096)    169,856     829,182
    Other assets                                                  (8,322)    (12,079)      1,740
    Securities loaned                                             97,054      39,174     128,200
    Securities sold, not yet purchased                           (70,799)     41,159      (1,923)
    Securities sold under agreements to repurchase               130,837    (143,294)   (816,522)
    Accounts payable, accrued expenses,
     and other liabilities                                        62,987      16,732     (30,291)
                                                               ---------   ---------   ---------
Net cash flows provided by (used in) operating activities         61,944    (159,461)     74,850
                                                               ---------   ---------   ---------

Cash flows from investing activities:
 Acquisition of Principal Securities, net of cash acquired       (51,308)          -           -
 Net proceeds from sale of subsidiary                             37,780           -      59,346
 Proceeds from sale of investments in mortgage-backed
  certificates                                                     5,062           -           -
 Collections of principal on investments in mortgage-
  backed certificates                                             34,394      16,393      16,523
 Purchase of investments in mortgage-backed certificates               -           -      (9,505)
 Proceeds from the sale of fixed assets                                -           -       2,120
 Acquisition of fixed assets                                     (25,856)    (15,178)    (10,942)
                                                               ---------   ---------   ---------
Net cash flows provided by (used in) investing activities             72       1,215      57,542
                                                               ---------   ---------   ---------

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

                                                               1998       1997        1996
                                                             ---------  ---------  ----------
Cash flows from financing activities:
     Net proceeds from initial public offering                       -          -      77,833
     Release of shares related to KSOP loan                          -          -      22,875
     Dividends paid                                             (9,345)    (6,491)    (16,433)
     Retirement of subordinated debt                                 -          -     (36,012)
     Proceeds from common stock issuance                         6,697      9,084       8,171
     Amount collected under indemnification agreement                -          -      12,876
     Proceeds from the issuance of collateralized
       mortgage obligations                                          -          -       9,422
     Repayment of collateralized mortgage obligations          (38,357)   (16,258)    (16,109)
     Increase (decrease) in bank loans payable, net            (33,000)   164,000    (157,800)
     Purchase of treasury stock                                 (4,264)    (2,433)     (5,208)
                                                              --------   --------   ---------
Net cash flows provided by (used in) financing activities      (78,269)   147,902    (100,385)
                                                              --------   --------   ---------

Increase (decrease) in cash and cash equivalents               (16,253)   (10,344)     32,007
Cash and cash equivalents at beginning of year                  36,248     46,592      14,585
                                                              --------   --------   ---------

Cash and cash equivalents at end of year                      $ 19,995   $ 36,248   $  46,592
                                                              ========   ========   =========

Supplemental disclosure of cash flow information:
Interest paid to unaffiliated entities                        $ 64,392   $ 35,596   $  37,013
                                                              ========   ========   =========
Income taxes paid                                             $ 42,085   $ 23,650   $  50,100
                                                              ========   ========   =========

See accompanying notes to consolidated financial statements.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(1)  GENERAL INFORMATION

     EVEREN Capital Corporation ("EVEREN") is a financial services holding company, and is engaged primarily in the retail and institutional brokerage business, including investment banking and underwriting services. EVEREN's primary subsidiary, EVEREN Securities, Inc. ("EVEREN Securities") is registered as a broker and dealer in securities under the Securities Exchange Act of 1934 and as a futures commission merchant under the Commodity Exchange Act. Another subsidiary, Gateway Mortgage Acceptance Corporation ("Gateway"), was formed to issue and sell one or more series of collateralized mortgage obligations ("CMOs") directly or through one or more beneficially owned trusts (each, a "Trust"). Collectively, EVEREN and its subsidiaries are referred to in these notes as the "Company."

     On January 9, 1998, EVEREN completed the acquisition of Principal Securities Holding Corporation and its wholly-owned subsidiary, Principal Financial Securities, Inc. ("Principal Securities") from Principal Life Insurance Company for $75 million. Principal Securities was a registered securities broker-dealer and operated as a separate subsidiary of EVEREN until the second quarter of 1998 when Principal Securities' operating activities were combined with those of EVEREN Securities.

     On May 11, 1998, the Company's Board of Directors declared a two-for-one stock split of its common shares. The split was effected in the form of a stock dividend, distributed on June 16, 1998 to shareholders of record on June 2, 1998. All share and per share data have been restated to reflect the split.

     On November 2, 1998, EVEREN and The Bank of New York ("BONY") completed a transaction pursuant to which BONY acquired an 80% interest in EVEREN Clearing Corp. ("EVEREN Clearing"). Prior to the transaction, EVEREN Clearing was a wholly-owned subsidiary of the Company and its results of operations are included in the accompanying consolidated statements of income through such date. On October 23, 1998, in anticipation of the transaction, EVEREN Securities became a carrying broker-dealer. In conjunction with the transaction, the Company realized an after-tax gain of approximately $11.9 million in the fourth quarter of 1998. The Company accounts for its remaining 20% interest in BNY Clearing Services, LLC ("BNY Clearing"), successor to EVEREN Clearing, on the equity method. EVEREN Securities now carries the customer securities accounts, which had previously been carried by EVEREN Clearing. The transaction is not anticipated to have a significant impact on the Company's financial position or ongoing operations.

     Since October 23, 1998, EVEREN Securities has cleared all securities transactions with and for customers on an omnibus basis through BNY Clearing. EVEREN Securities clears all commodities transactions with and for customers on a fully disclosed basis through BNY Clearing (see Note
     13).

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     During 1996, the Company completed the sale of BETA Systems, Inc., previously a wholly-owned data processing and quote services subsidiary, for $63.5 million, resulting in an after-tax gain of approximately $30.2 million.

     On October 8, 1996 the Company completed its initial public offering, whereby 4.6 million shares of common stock were sold at a price of $18.50 per share (before the 2-for-1 stock split), resulting in net proceeds of approximately $78 million to the Company.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     The consolidated financial statements include the accounts of EVEREN and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions regarding certain securities inventory valuations, the potential outcome of litigation, postretirement benefits, and other matters that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Securities and Commodities Transactions
     Customer receivables and payables are recorded on a settlement date basis. The related commission revenue and expenses from securities and commodities transactions are recorded on trade date. Principal securities and commodities transactions are also recorded on trade date. Securities owned and securities sold, not yet purchased are recorded at market value, with unrealized gains and losses included in principal transaction revenue. Market value is based primarily on listed or quoted market prices, or at values determined by management based on other relevant factors.

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

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     Investment Banking
     Underwriting revenues and fees for mergers and acquisition and advisory assignments are recorded when services for the transaction are substantially completed. Transaction-related expenses are deferred and later expensed to match revenue recognition.

     Securities Borrowed and Securities Loaned
     Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received. Securities borrowed transactions require the Company to deposit cash, letters of credit, or other collateral with the lender. With respect to securities loaned, the Company receives collateral in the form of cash or other collateral in an amount generally in excess of the market value of securities loaned. The Company monitors the market value of securities loaned on a daily basis, with additional collateral obtained or refunded as necessary.

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

     Goodwill
     Goodwill, which arose from the Principal Securities acquisition and is included in other assets, was approximately $35.3 million (net of amortization) at December 31, 1998. Goodwill is being amortized on a straight-line basis over fifteen years.

     Investments in Mortgage-backed Certificates/Collateralized Mortgage Obligations
     The CMOs issued by Gateway are collateralized by certain mortgage-related instruments ("Certificates") and the investment of the proceeds relating to principal payments and interest on such Certificates. The CMOs are accounted for as borrowings. The Certificates are classified as "available-for-sale" and are accounted for at market value with unrealized gains or losses included in equity. Market value is determined using current market valuations from an independent pricing service.

     Investments
     Investments in equity securities and other interests purchased in connection with private equity and other principal investment activities are initially carried in the consolidated financial statements at their original costs. Downward adjustments to the carrying value of such securities are made in the event that the Company determines that the eventual realizable value is less than the carrying value.

     Impairment of Long-Lived Assets
     The Company periodically reviews long-lived assets, including goodwill, for possible impairment based primarily on expected cash flows. When circumstances indicate that the

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     carrying amount of such assets may not be recoverable, the carrying amount is reduced to the estimated recoverable value. No such impairments existed at December 31, 1998 or 1997.

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

     Income Taxes
     Income taxes are provided for using the asset and liability method, under which deferred tax assets and liabilities are recorded based on differences between the financial accounting and tax bases of assets and liabilities using currently enacted tax rates.

     Earnings Per Share of Common Stock
     The Company computes earnings per share of common stock in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share assumes the conversion of all dilutive securities.

     Consolidated Statements of Cash Flows
     Cash and cash equivalents consist of cash and highly liquid investments not held for resale with maturities, when purchased, of three months or less.

     Recent Accounting Pronouncements
     Effective January 1, 1998, the Company adopted certain provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Under SFAS No. 125, the Company continues to report assets it has pledged as collateral in secured borrowings and other arrangements when the secured party cannot sell or repledge the assets or the Company can substitute collateral or otherwise redeem it on short notice. The Company generally does not report assets received as collateral in secured lending and other arrangements because the debtor typically has the right to redeem the collateral on short notice. Accordingly, the adoption of SFAS No. 125 did not have a material effect on the Company's financial position or results of operations.

     Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     income and its components in the consolidated financial statements but has no impact on the measurement of such items. The Company's only component of other comprehensive income is unrealized gains (losses) on available-for-sale securities (net of tax).

     In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which is effective January 1, 1999, provides guidance on the capitalization of costs of computer software developed or obtained for internal use which was previously accounted for as an expense. The impact on the consolidated financial statements of implementing SOP 98-1 cannot be determined at this time.

     Reclassifications
     Certain prior year amounts have been reclassified to conform with the 1998 financial statement presentation.

(3)  RECEIVABLES FROM AND PAYABLES TO CUSTOMERS

     The Company extends credit to its customers to finance their purchases of securities on margin. The Company receives income from interest charged on such extensions of credit. Customer receivables include amounts due on margin balances. Securities owned by customers are held as collateral for receivables; such collateral is not recorded in the consolidated financial statements. Customer payables include customers' free credit balances.

(4)  SECURITIES-AT MARKET VALUE

     Securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                                               December 31,
                                                           -------------------
     Owned                                                   1998       1997
     -----                                                 --------   --------
     Obligations of the U.S. Government or its agencies    $ 45,551   $ 97,401
     State and municipal obligations                         45,962     24,753
     Corporate obligations                                   23,328     51,668
     Corporate stocks and warrants                           27,394     13,463
     Other                                                    1,344      1,545
                                                           --------   --------
                                                           $143,579   $188,830
                                                           ========   ========
     Sold, not yet purchased
     -----------------------
     Obligations of the U.S. Government or its agencies    $ 40,717   $114,045
     State and municipal obligations                            198        308
     Corporate obligations                                   12,797      8,926
     Corporate stocks and warrants                            6,074      6,264
     Other                                                      283      1,325
                                                           --------   --------
                                                           $ 60,069   $130,868
                                                           ========   ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(5) SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities purchased under agreements to resell and securities sold under agreements to repurchase consisted of the following at December 31, 1998 and 1997 (in thousands):

     Securities Purchased Under Agreements to Resell        1998        1997
     -----------------------------------------------      --------    --------
     U.S. Government and U.S. Government
     agency obligations with a market value
      of $485.7 million ($310.2 million at 1997)          $478,553    $309,457
                                                          ========    ========

     Securities Sold Under Agreements to Repurchase
     ----------------------------------------------
     U.S. Government and U.S. Government
     agency obligations with a market value
      of $461.2 million ($323.6 million at 1997)          $453,809    $322,972
                                                          ========    ========

     At December 31, 1998, all agreements will mature within ninety days. Securities purchased under agreements to resell averaged $295.4 million and $372.5 million during 1998 and 1997, respectively, and the maximum amounts outstanding at any month-end during 1998 and 1997 were $487.7 million and $545.9 million, respectively. Securities sold under agreements to repurchase averaged $284.0 million and $342.9 million during 1998 and 1997, respectively, and the maximum amounts outstanding at any month-end during 1998 and 1997 were $453.8 million and $530.6 million, respectively. At December 31, 1998, these agreements to repurchase had a weighted-average annual interest rate of 4.96% (6.16% at December 31, 1997).

(6)  INVESTMENTS IN MORTGAGE-BACKED CERTIFICATES

     As required by the related indenture provisions of the CMOs, the Certificates are held as collateral by a trustee of the Trust. The trustee collects principal and interest payments from the Certificates, reinvests the payments in eligible investments, and makes principal and interest payments on the CMOs. A summary of the Certificates is as follows (in thousands):

                                        December 31,
                                    ---------------------
                                       1998       1997
                                    ----------  ---------
     Amortized cost                  $95,995     $134,485
     Gross unrealized gains              458          338
     Gross unrealized losses          (4,572)      (4,919)
                                     -------     --------
     Fair value                      $91,881     $129,904
                                     =======     ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(7)  COLLATERALIZED MORTGAGE OBLIGATIONS

     Receipt of principal and interest from the Certificates, including prepayments, and income earned on the reinvestment of such amounts is applied to the extent required by the indenture to make monthly payments of principal on the CMOs. Interest rates on the CMOs are fixed and range from 7.05% to 9.60% per year. The stated maturities range from June 1, 2019 through May 31, 2026 and represent the dates on which the CMOs of each class are expected to be fully paid. The actual maturities of the CMOs will depend on the rate of principal payments, including prepayments, on the Certificates. The CMOs may be subject to redemption at the option of Gateway, in the circumstances and at the redemption price set forth in the related prospectus.

(8)  FIXED ASSETS

     At December 31, 1998 and 1997, fixed assets consisted of the following (in thousands):

                                                          December 31,
                                                     --------------------
                                                       1998       1997
                                                     ---------  ---------
     Building and improvements                       $    385   $  1,411
     Furniture and equipment                          113,283    104,792
     Leasehold improvements                            23,498     23,958
                                                     --------   --------
     Total fixed assets, at cost                      137,166    130,161
     Less accumulated depreciation and amortization   (89,743)   (92,392)
                                                     --------   --------
     Fixed assets, net                               $ 47,423   $ 37,769
                                                     ========   ========

(9)  BANK LOANS PAYABLE

     At December 31, 1998, bank loans payable consisted of $271 million in loans drawn against various lines of credit extended to the Company by various banks. These loans are short-term borrowings made primarily to finance purchases of securities by customers on margin and purchases of securities owned. Interest on such borrowings is based on the federal funds rate (4.07% at December 31, 1998).

     The Company maintains various committed and uncommitted lines of credit with various banks. The Company maintained uncommitted, unsecured lines of credit totaling $40 million, which were utilized fully at December 31, 1998. At December 31, 1998, uncommitted, secured lines of credit totaling $455 million had been extended to the Company, of which $60 million was utilized.

     EVEREN Securities maintains two committed, secured lines of credit. The first committed line is provided through a $500 million facility from BONY. This facility expires on November 1, 1999, but may be extended for 364-day periods by mutual agreement of the parties. Extensions of the facility cannot be made more than twice per year. At December 31, 1998, $171 million of the $271 million in bank loans payable was drawn against this facility.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     The second line is provided under a $200 million facility from various banks, for which the Company pays a commitment fee on the unused portion. This facility expires on October 29, 1999, but may be extended by mutual agreement of the parties for successive 364-day periods through October 29, 2003. No borrowings were outstanding on this facility at December 31, 1998. Borrowings under either of the committed lines of credit may be secured by either customer margin or firm securities, with interest based upon overnight bank lending rates.

     EVEREN has a $50 million committed revolving credit facility with two banks, all of which is unused at December 31, 1998. The facility expires on July 10, 1999, subject to a one-year extension by mutual agreement of the parties. Commitment fees under this facility are paid quarterly at a rate per annum of .25% on the average daily unused balance. Fees paid for the year ended December 31, 1998 were approximately $70,000.

     Of the bank loans payable outstanding on December 31, 1998, $231 million was collateralized by customers' margin account securities with an aggregate market value of approximately $296.9 million.

(10) NET CAPITAL REQUIREMENTS AND DIVIDEND RESTRICTIONS

     In accordance with the rules and regulations under the Securities Exchange Act of 1934 for registered brokers and dealers, the net capital rules of the New York Stock Exchange, and Regulation 1.17 of the Commodity Futures Trading Commission, EVEREN Securities must maintain minimum net capital. EVEREN Securities operates under the alternative method which requires minimum net capital, as defined, equal to the greater of $1 million or 2% of aggregate debit items arising from customer transactions, as defined. Such net capital requirements could restrict the ability of a subsidiary to pay dividends to its parent. At December 31, 1998 and 1997, EVEREN Securities had net capital of approximately $187.0 million and $152.0 million, respectively, which was approximately $165.4 million and $151.0 million, respectively, in excess of its required minimum net capital.

(11) DEFINED CONTRIBUTION PLAN

     EVEREN maintains the EVEREN Capital Corporation 401(k) and Employee Stock Ownership Plan ("KSOP") to provide employees with an opportunity to accumulate funds for retirement and acquire ownership interests in the voting common stock of EVEREN. Participants are eligible to make pretax contributions to the KSOP and share in employer contributions, which are funded by cash payments and plan forfeitures. Employer contributions are generally made at the discretion of the Board of Directors of the Company. Total contribution expense under the KSOP for the years ended December 31, 1998, 1997 and 1996 was approximately $850,000, $684,000 and $3.0 million, respectively.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(12) POSTRETIREMENT BENEFITS

     The Company sponsors a plan that provides postretirement medical and dental benefits for substantially all employees. Employees generally become eligible for postretirement benefits when they meet minimum retirement age and service requirements. The cost of providing these benefits is shared with retirees. The Company reserves the right to change or eliminate the benefit plan. The Company accrues the expected cost of providing these postretirement benefits during the years that the employee renders the necessary service.

     In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosure about pensions and other postretirement benefit plans. This pronouncement does not change the measurement or recognition of related costs under these plans. The following tables, prepared in accordance with the new standard, set forth the changes in postretirement benefit obligations and plan assets as of December 31 (in thousands):


                                                                1998               1997
                                                                ----               ----
     Change in benefit obligation:
      Benefit obligation as of January 1                      $ 19,070           $ 17,415
      Acquisition of Principal Securities                        1,750                  -
      Service cost                                               1,275                970
      Interest cost                                              1,712              1,453
      Actuarial loss                                             3,243              1,691
      Benefits paid                                             (1,682)            (2,459)
                                                              --------           --------
      Benefit obligation as of December 31                    $ 25,368           $ 19,070
                                                              ========           ========
     Change in plan assets:
      Fair value as of January 1                                     -           $      -
      Actual return on plan assets                                   -                  -
      Company contributions                                      1,682              2,459
      Benefits paid                                             (1,682)            (2,459)
                                                              --------           --------
      Fair value as of December 31                            $      -           $      -
                                                              ========           ========
     Funded status:
     As of December 31                                        $(25,368)          $(19,070)
     Unrecognized cost:
      Actuarial losses, net                                      3,243              1,691
                                                              --------           --------
     Accrued benefit cost                                     $(22,125)          $(17,379)
                                                              ========           ========

     The components of net periodic postretirement benefit cost follows:

                                                                           1998       1997        1996
                                                                           ----       ----        ----
     Service cost                                                         $1,275    $    970    $    654
     Interest cost                                                         1,712       1,453       1,386
                                                                          ------    --------    --------
     Net periodic postretirement benefit cost                             $2,987    $  2,423    $  2,040
                                                                          ======    ========    ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     Actuarial assumptions used to determine net periodic benefit cost include an annual discount rate of 6.75% for 1998, 7% for 1997, and 7.75% for 1996. The assumed health care cost trend rate was 6% for 1999 and is assumed to remain at that level thereafter. A one percentage point change in the assumed health care cost trend rate would increase and decrease the total service and interest cost components and postretirement benefit obligation by $32,000 and $262,000, respectively.

(13) TRANSACTIONS WITH AFFILIATES

     As a part of the sale of an 80% interest in EVEREN Clearing to BONY, EVEREN Securities entered into an Omnibus Clearing Agreement (the "Omnibus Agreement") and a Facilities Management Agreement (the "Facilities Agreement," collectively with the Omnibus Agreement, the "Agreements") with BNY Clearing.

     The Omnibus Agreement describes the terms and conditions under which BNY Clearing will provide securities execution and clearing services for the customer and firm accounts of EVEREN Securities. The Facilities Agreement sets forth the terms and conditions under which BNY Clearing will provide certain ministerial services relating to activities, including account administration, dividend processing, and treasury administration for EVEREN Securities. The Agreements provide for an initial term of five years. Thereafter, the Agreements remain in effect unless terminated by either party upon 180 days' written notice. Under the Agreements, EVEREN Securities pays BNY Clearing fees on a per trade basis for clearance, settlement, execution and processing. The per trade fees for clearance, settlement and processing are subject to discount upon EVEREN Securities' attainment of various trade volumes. Fees for clearance and settlement are subject to an annual minimum of $24 million in 1999 and $20 million for each year thereafter. The Company may terminate the Agreements in the event of a change in control upon the payment of a termination fee.

     At December 31, 1998, receivables from brokers and dealers consist entirely of amounts due from BNY Clearing in connection with the omnibus clearing account.

(14) STOCK OPTIONS

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

     A summary of the Company's stock options for the years ended December 31, 1998, 1997 and 1996 is as follows (prior periods have been restated to reflect the Company's 2-for-1 stock split effected in the second quarter of
     1998):

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                 Options     Weighted-Average
                                               Outstanding    Exercise Price
                                               ------------  ----------------
     Options Outstanding, January 1, 1996        1,988,150   $       3.42
      Granted                                      379,500           5.39
      Exercised                                          -              -
      Forfeited                                   (220,400)          3.42
                                                 ---------         ------
     Options Outstanding, December 31, 1996      2,147,250           3.77
                                                 ---------         ------
      Granted                                    1,608,510          11.60
      Exercised                                          -              -
      Forfeited                                   (151,324)          5.20
                                                 ---------         ------
     Options Outstanding, December 31, 1997      3,604,436           7.31
                                                 ---------         ------
      Granted                                    1,121,940          22.12
      Exercised                                    (57,576)          6.13
      Forfeited                                    (52,746)         11.41
                                                 ---------         ------
     Options Outstanding, December 31, 1998      4,616,054   $      10.79
                                                 =========         ======

     In 1998 and 1997, had the Company elected to recognize compensation expense for its stock option plans pursuant to SFAS No. 123 (based on the fair value of options at the grant dates) net income would have been reduced by $2.6 million and $1.6 million, respectively, and basic and diluted earnings per common share would have been reduced by $ 0.08 and $0.10 and $0.07 and $0.09, respectively. For options granted in 1996, the compensation cost as determined under SFAS No. 123 was not material to the Company's consolidated net income or earnings per share calculations.

(15) INCOME TAXES

     The income tax provision for the years ended December 31 was as follows (in thousands):

                                1998         1997         1996
                              ---------    ---------    ---------
     U.S. Federal
        Current               $ 51,753      $29,728      $43,621
        Deferred               (15,047)      (6,532)      (8,724)
                              --------      -------      -------
         Total                  36,706       23,196       34,897
                              --------      -------      -------
     State and Local
        Current                  8,972        6,535        7,541
        Deferred                (1,320)      (1,300)           -
                              --------      -------      -------
         Total                   7,652        5,235        7,541
                              --------      -------      -------
                              $ 44,358      $28,431      $42,438
                              ========      =======      =======

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

   A reconciliation of the statutory federal income tax to the effective tax rate is as follows (in thousands):

                                                             1998        1997        1996
                                                           --------    --------    --------
   Statutory federal income tax                            $40,493     $26,246     $36,180
   Increase (reduction) in income taxes resulting from:
      Tax-exempt interest, net                                (393)       (286)       (559)
      Deductible KSOP dividends                             (1,786)     (1,414)       (337)
      Extraordinary charge on early retirement of debt           -           -       1,561
      Meals and entertainment                                  764         650         483
      State and local income taxes, net of federal
       income tax benefit                                    4,974       3,403       4,459
      Other, net                                               306        (168)        651
                                                           -------     -------     -------
                                                           $44,358     $28,431     $42,438
                                                           =======     =======     =======

   The significant components of the deferred tax assets and liabilities at December 31, is presented below (in thousands):

   Deferred tax assets:                                           1998             1997
                                                                --------         --------
         Accrued expenses                                       $ 15,165         $ 9,538
         Deferred compensation                                     4,544           3,063
         Deferred rent                                             3,927           3,420
                                                                --------         -------
      Total deferred tax assets                                   23,636          16,021
                                                                --------         -------
      Deferred tax liabilities:
         Section 338 Election basis difference                     3,282          19,607
         Exchange memberships                                      1,400           1,393
         Fixed assets principally due to differences in
          depreciation                                             1,615             473
         Other                                                       372             419
                                                                --------         -------
      Total deferred tax liabilities                               6,669          21,892
                                                                --------         -------
      Net deferred tax (assets) liabilities                     $(16,967)        $ 5,871
                                                                ========         =======

   As a result of certain tax policies adopted by the Company in 1995 as a result of its separation from Kemper Corporation (the "Section 338 election"), the Company recorded its prorata share of a basis reduction in its various assets for tax purposes. This reduction in tax basis represents future taxable income to the Company as the individual assets are converted to cash. Accordingly, a portion of the Company's total deferred tax liabilities at December 31, 1998 and 1997 relates to this future income recognition.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(16) EARNINGS PER SHARE

     The following table reconciles the numerators and the denominators of the Company's basic and diluted per-share calculations for the year ended December 31, 1998 and 1997 (in thousands, except share data):

                                                    1998           1997/(a)/
                                                    ----           ---------
     Net income                                 $    71,335     $    46,558
     --------------------------------------------------------------------------
     Basic earnings per common share            $      2.16     $      1.44
     Average number of basic common shares
       outstanding                               33,039,893      32,230,978
     --------------------------------------------------------------------------
     Diluted earnings per common share          $      2.01     $      1.35
     Average number of diluted common shares
       outstanding                               35,425,565      34,446,562
     --------------------------------------------------------------------------

     /(a)/ 1997 earnings per share and shares outstanding have been adjusted to reflect the Company's 2-for-1 stock split effected in the second quarter of 1998.

     Basic and diluted earnings per share for 1996, calculated on a proforma basis due to changes in the Company's continuing capital structure, assuming the Company's initial public offering and full allocation of KSOP shares to participant accounts had occurred as of January 1, 1996, would have been $1.94 and $1.88, respectively. Historical basic earnings per share for 1996, computed in accordance with SFAS No. 128 was $2.68 based on 22,509,360 weighted average common shares outstanding. Historical diluted earnings per share for 1996 was $2.57 based on 23,498,512 weighted average common shares outstanding. Dilutive securities include restricted stock and options.

     On January 20, 1999, the Company granted options for approximately 965,500 shares and approximately 561,000 shares of restricted stock pursuant to its Restricted Stock Incentive Plans. The effect of these issuances on earnings per share will be reflected in the Company's first quarter 1999 results.

(17) COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space under various noncancelable operating leases. Future minimum payments under noncancelable operating leases with remaining terms greater than one year as of December 31, 1998 were approximately (in thousands):


          Year Ending December 31,
          ------------------------
                  1999                                 $ 32,600
                  2000                                   33,400
                  2001                                   30,500
                  2002                                   26,200
                  2003                                   21,000
                Thereafter                               51,500
                                                       --------
          Total future minimum lease payments          $195,200
                                                       ========

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     Certain of the leases are subject to changes in the operating costs of the particular facilities. Total rental expense for all operating leases, including expenses related to the abandonment of leased property, was approximately $35.0 million, $31.6 million and $33.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     In the normal course of business, the Company enters into underwriting commitments. Transactions relating to such underwriting commitments, which were open at December 31, 1998 and subsequently settled, had no material effect on the consolidated financial statements.

     At December 31, 1998, the Company has investments in limited partnerships carried at cost with aggregate capital commitments of $10 million over a three to five-year period.

     In February 1999, the Company created the EVEREN 1999 Capital Fund, LLC (the "Fund") to enable its key employees or directors to pool their investment resources and make investments on a more advantageous basis. The Fund expects to invest exclusively in other investment funds. The Company acts as managing member and is committed to invest up to $20 million in the Fund.

(18) LITIGATION

     In the normal course of business, the Company has been named as a defendant in various legal actions in connection with its securities and commodities business. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with counsel, that the resolution of such suits will not have a material adverse effect on the financial position of the Company but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

(19) FINANCIAL INSTRUMENTS

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

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

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

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

     counterparties in fulfilling their contractual obligation pursuant to securities and commodities transactions can be directly impacted by volatile trading markets which may impair the counterparties' ability to satisfy their obligations to the Company. The Company monitors credit risk on both an individual and group counterparty basis.

     Derivatives
     The Company also uses derivative financial instruments to hedge market risk, primarily arising from fluctuations in interest rates, in its securities inventory. To accomplish this, the Company uses exchange-traded futures and option contracts that contain varying degrees of off-balance-sheet risk, whereby changes in the market values of the underlying securities or other financial instruments may be in excess of the amounts reflected in the consolidated statement of financial condition. Under this strategy, the Company does not expect any material losses relating to such derivative instruments that would not be offset with corresponding gains on the securities hedged. These derivative instruments, which consist solely of exchange-traded futures and option contracts, are carried in the consolidated statements of financial condition at December 31, 1998 and 1997 at their quoted market values of $0 and $56,000, respectively, in aggregate, and have aggregate notional values of approximately $0 and $7.0 million, respectively. The average market value of these derivative instruments during 1998 and 1997 approximated $38,000 and $215,000, respectively.

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

(20) SEGMENT INFORMATION

     During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of An Enterprise and Related Information." SFAS No. 131 requires the Company to use the "management approach" in disclosing segment information. The Company conducts its business predominantly within one industry segment, retail and institutional brokerage, which includes the Company's asset management, investment banking and underwriting services, for all periods presented. Management assesses the Company's performance and measures the Company's income and assets on a single segment basis. The single segment generated revenue predominantly from the United States for all periods presented.

EVEREN CAPITAL CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

(21) QUARTERLY INFORMATION (unaudited) (in thousands, except per share data)

                                                QUARTER
     --------------------------------------------------------------------
     1998                            FIRST    SECOND    THIRD     FOURTH
     --------------------------------------------------------------------
     Total revenue                 $208,455  $205,330  $200,590  $195,255
     Income before income taxes      26,268    24,015    22,081    43,329
     Net income                      16,141    14,877    13,776    26,541
     Earnings per share:
       Basic                            .50       .46       .42       .80
       Diluted                          .46       .42       .39       .76

                                                QUARTER
     --------------------------------------------------------------------
     1997                            FIRST    SECOND    THIRD     FOURTH
     --------------------------------------------------------------------
     Total revenue                 $138,051  $144,904  $168,644  $178,153
     Income before income taxes      16,221    17,260    19,984    21,524
     Net income                      10,102    10,815    12,312    13,329
     Earnings per share:
          Basic                         .31       .34       .38       .41
          Diluted                       .30       .32       .36       .38

                                   * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

               The information in the Company's Proxy Statement dated March 31, 1999 for the Annual Meeting of Stockholders to be held on May 6, 1999 ("1999 Proxy") under the headings "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS COMMITTEES" is incorporated herein by reference.

(b)  Identification of Executive Officers

               See section titled "Executive Officers of the Registrant" at the end of Part I of this Form 10-K.

(c)  Identification of certain significant employees  -  none.

(d)  Family relationships  -  none.

(e)  Business experience  -  See Items 10(a) and 10(b) above.

(f)  Involvement in certain legal proceedings.

     On September 25, 1996, in The Matter of Deloitte & Touche LLP and Thomas D.
                               -------------------------------------------------
     Lux, the Commodity Futures Trading Commission ("Commission") entered an
     ---
     Order Instituting Proceedings Pursuant to Section 6(c) of the Commodity Exchange Act and Part 14 of the Commission's Regulations and Findings and Order Imposing Remedial Sanctions. Pursuant to an offer of settlement and without admitting or denying any findings and without any adjudication on the merits, the Commission found that Thomas D. Lux violated certain Commission regulations regarding the adequacy of certain procedures he used in conducting an audit of another client of Deloitte & Touche LLP while he was a partner at that accounting firm. The Commission ordered him to cease and desist from further violations of said regulations and censured him. EVEREN does not believe this matter will affect his ability or integrity to act as an executive officer of EVEREN.

(g)  Promoters and control persons  -  none.

Compliance with Section 16(a) of the Exchange Act

     The information in the 1999 Proxy under the caption "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 1999 Proxy under the following captions (including any subcaptions) is incorporated herein by reference:

  COMPENSATION OF DIRECTORS
  COMPENSATION OF EXECUTIVE OFFICERS
  EMPLOYMENT AGREEMENTS
  BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
  PERFORMANCE GRAPH
  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1999 Proxy under the caption "STOCK OWNERSHIP" is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with management and others  -  none.
     (b) Certain business relationships  -  none.
     (c) Indebtedness of management - The information in the 1999 Proxy under the caption "INTEREST OF MANAGEMENT IN CERTAIN TRANSACTIONS" is incorporated herein by reference.

     (d) Transactions with promoters  -  not applicable.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a) (1) Financial Statements

         A listing of all financial statements filed as part of this Annual Report on Form 10-K is included in Item 8.

 (a) (2) Financial Statement Schedules

         The following financial statement schedules are filed as part of this annual report on Form 10-K:

                   Schedule                                     Page No.
                   --------                                     --------
         Independent Auditors' Report                             E-1
         Schedule II Valuation and Qualifying Accounts            E-2

 (a) (3) Exhibits

         The exhibits listed on the accompanying Index to Exhibits at pages E-3 through E-6 below are filed as part of this Annual Report on Form 10-K.

 (b)     Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant in the period covered by this report.

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Arthur J. McGivern, Senior Executive Vice President and Treasurer and Chief Financial Officer, Janet L. Reali, Senior Executive Vice President, General Counsel and Secretary, his true and lawful attorney-in-fact with authority together or individually to execute in the name of each such signatory, and with authority to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K, together with any exhibits thereto and other documents therewith, necessary or advisable to enable EVEREN Capital Corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such other changes in the Annual Report on Form 10-K as the aforesaid attorney-in-fact executing the same deems appropriate.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, EVEREN Capital Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EVEREN CAPITAL CORPORATION

Date:  March 22, 1999             By: /s/James R. Boris
                                      ---------------------------------------
                                      James R. Boris
                                      Chairman of the Board, Chief
                                      Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of EVEREN Capital Corporation and in the capacities indicated on the 22nd day of March 1999.

                                  By: /s/James R. Boris
                                      ---------------------------------------
                                      James R. Boris
                                      Chairman of the Board, Chief
                                      Executive Officer and Director


                                  By: /s/Stephen G. McConahey
                                      ---------------------------------------
                                      Stephen G. McConahey
                                      President, Chief Operating
                                      Officer and Director

                                  By: /s/Arthur J. McGivern
                                      ---------------------------------------
                                      Arthur J. McGivern
                                      Senior Executive Vice President
                                      Treasurer and Chief Financial Officer
                                      (Principal Financial Officer)

                                       By: /s/ Thomas D. Lux
                                           -------------------------------
                                           Thomas D. Lux
                                           Executive Vice President
                                           Chief Accounting Officer

                                       By: /s/ William T. Esrey
                                           -------------------------------
                                           William T. Esrey
                                           Director

                                       By: /s/ Donald P. Jacobs
                                           -------------------------------
                                           Donald P. Jacobs
                                           Director

                                       By: /s/ Jack Kemp
                                           -------------------------------
                                           Jack Kemp
                                           Director

                                       By: /s/ Homer J. Livingston Jr.
                                           -------------------------------
                                           Homer J. Livingston, Jr.
                                           Director

                                       By  /s/ James J. O'Connor
                                           -------------------------------
                                           James J. O'Connor
                                           Director

                                       By: /s/ Samuel K. Skinner
                                           -------------------------------
                                           Samuel K. Skinner
                                           Director

                                       By: /s/ William C. Springer
                                           -------------------------------
                                           William C. Springer
                                           Director

                                       By: /s/ Donna F. Tuttle
                                           -------------------------------
                                           Donna F. Tuttle
                                           Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of EVEREN Capital Corporation

We have audited the consolidated financial statements of EVEREN Capital Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 18, 1999; such consolidated financial statements and report are included in the Annual Report on Form 10-K for the year ended December 31, 1998. Our audits also included the consolidated financial statement schedule, Valuation and Qualifying Accounts, for each of the three years in the period ended December 31, 1998 of EVEREN Capital Corporation and subsidiaries, listed in Item 14 of this report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on such consolidated financial statement schedule based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



Deloitte & Touche LLP


Chicago, Illinois
March 18, 1999

                                                                     SCHEDULE II



                  EVEREN CAPITAL CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                (IN THOUSANDS)

             DESCRIPTION                           1998     1997     1996
                                                  -------  -------  -------
  Asset valuation reserves:
     Balance at beginning of period............    $7,196   $9,182  $10,028
     Additions-provisions for losses...........     4,451    2,495      913
     Deductions (1)............................     4,442    4,481    1,759
                                                   ------   ------  -------

     Balance at end of period                      $7,205   $7,196  $ 9,182
                                                   ======   ======  =======

_____________

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

   10.2 +      Employment Agreement, dated as of September 13, 1995, between
               EVEREN and James R. Boris, as amended effective March 28, 1996.
               (Incorporated by reference to Exhibit 10.7 to EVEREN's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1995
               ("1995 10-K")).

   10.3 +      Employment Agreement, dated as of September 13, 1995, between
               EVEREN and Stephen G. McConahey, as amended effective March 28,
               1996. (Incorporated by reference to Exhibit 10.8 to the 1995 10-
               K).

   10.4 +      The EVEREN Capital Corporation 401(k) and Employee Stock
               Ownership Trust. (Incorporated by reference to Exhibit 10.9 to the Form 8-K).

   10.5 +      The EVEREN Capital Corporation 401(k) and Employee Stock
               Ownership Plan. (Incorporated by reference to Exhibit 10.10 to the Form 8-K).

   10.5(a) +   First Amendment of EVEREN Capital Corporation 401(k) and Employee
               Stock Ownership Plan (As Amended and Restated Effective as of
               September 1, 1995). (Incorporated by reference to Exhibit 10.5(a)
               to EVEREN's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997 ("1997 10-K")).

   10.5(b) +   Second Amendment of EVEREN Capital Corporation 401(k) and
               Employee Stock Ownership Plan (As Amended and Restated Effective
               as of September 1, 1995). (Incorporated by reference to Exhibit
               10.5(b) to the 1997 10-K.)

   10.5(c) +   Third Amendment of EVEREN Capital Corporation 401(k) and Employee
               Stock Ownership Plan (As Amended and Restated Effective as of
               September 1, 1995). (Incorporated by reference to Exhibit 10.5(c)
               to the 1997 10-K.)

   10.5(d) +   Fourth Amendment of EVEREN Capital Corporation 401(k) and
               Employee Stock Ownership Plan (As Amended and Restated Effective as of September 1, 1995). (Incorporated by reference to Exhibit
               10.5(d) to the 1997 10-K.)

   10.5(e) +   Fifth Amendment of EVEREN Capital Corporation 401(k) and Employee
               Stock Ownership Plan (As Amended and Restated Effective as of
               September 1, 1995). (Incorporated by reference to Exhibit 10.5(e) to the 1997 10-K.)

   10.5(f) +*  Sixth Amendment of EVEREN Capital Corporation 401(k) and
               Employees Stock Ownership Plan (As Amended and Restated Effective as of September 1, 1995).

   10.6 + EVEREN Capital Corporation 1995 Stock Plan, dated as of September 13, 1995, as amended. (Incorporated by reference to Exhibits 10.6 and 10.27 to the EVEREN S-1).

   10.7 + Form of Indemnification Agreement, between EVEREN and the directors of EVEREN. (Incorporated by reference to Exhibit 10.7 to the EVEREN S-1).

   10.8 + Tax Sharing Agreement, dated as of September 13, 1995, between EVEREN and Kemper. (Incorporated by reference to Exhibit 10.13 to the Form 8-K).

   10.9 + EVEREN Capital Corporation 1995 Non-employee Directors Plan, as amended. (Incorporated by reference to Exhibit 10.9 to the EVEREN S-1).

   10.10 + Employment Agreement, dated as of February 16, 1996, between EVEREN and Stanley R. Fallis. (Incorporated by reference to
               Exhibit 10.31 to the 1995 10-K).

   10.11 + Employment Agreement, dated as of February 22, 1996, between EVEREN and David M. Greene. (Incorporated by reference to Exhibit
               10.33 to the 1995 10-K).

   10.12 + Employment Agreement, dated as of February 15, 1996, between EVEREN and Arthur J. McGivern. (Incorporated by reference to
               Exhibit 10.34 to the 1995 10-K).

   10.13 + Employment Agreement, dated as of February 15, 1996, between EVEREN and Janet L. Reali. (Incorporated by reference to Exhibit
               10.35 to the 1995 10-K).

   10.14 + Employment Agreement, dated as of February 16, 1996, between EVEREN and Thomas R. Reedy. (Incorporated by reference to Exhibit
               10.36 to the 1995 10-K).

   10.15 + Employment Agreement, dated as of February 20, 1996, between EVEREN and John G. Sullivan. (Incorporated by reference to
               Exhibit 10.37 to the 1995 10-K).

   10.16 Joint Venture Agreement dated as of July 25, 1996 among EVEREN, Mentor and certain of their affiliates. (Incorporated by reference to Exhibit 10.1 to Form 10-Q dated June 30, 1996 and filed with the Commission on July 31, 1996).

   10.16(a) Amendment to Joint Venture Agreement dated July 15, 1997. (Incorporated by reference to Exhibit 10.23(a) to the 1997 10-K.)

   10.16(b) Clarification Agreement Re: Joint Venture Agreement dated as of October 30, 1996. (Incorporated by reference to Exhibit 10.23(b) to the 1997 10-K.)

   10.16(c)*   Clarification Agreement Re: Joint Venture Agreement dated as of
               December 14, 1998.

   10.17 Form of Rights Agreement, dated as of _________, 1996, between EVEREN and _______________. (Incorporated by reference to Exhibit
               10.26 to the EVEREN S-1).

   10.18 + Second Amendment dated February 7, 1997 to Employment Agreement dated September 13, 1995 between James R. Boris and EVEREN (Incorporated by reference to Exhibit 10.25 to EVEREN's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 ("1996 10-K")).

   10.19 + Second Amendment dated February 7, 1997 to Employment Agreement dated September 13, 1995 between Stephen G. McConahey and EVEREN (Incorporated by reference to Exhibit 10.26 to the 1996 10-K).

   10.20 Credit Agreement by and among EVEREN, the Lenders Party thereto, LaSalle National Bank, as documentation agent, and The Bank of New York, as administrative agent, dated July 11, 1997 (the "Credit Agreement"). (Incorporated by reference to Exhibit 10.27 to Form 10-Q dated June 30, 1997 and filed with the Commission on August 14, 1997).

   10.20(a)*   Amendment No. 1 to the Credit Agreement dates as of February 26,
               1999.

   10.20(b)*   Amendment No. 2 to the Credit Agreement dated as of March 17,
               1999.

   10.21 + EVEREN Capital Corporation Senior Management Incentive Compensation Plan. (Incorporated by reference to Exhibit A to EVEREN's Proxy Statement dated April 4, 1997 relating to EVEREN's Annual Meeting of Stockholder's held on May 6, 1997).

   10.22 + Non-qualified Stock Option Agreement dated as of February 7, 1997 between EVEREN and James R. Boris. (Incorporated by reference to Exhibit 10.31 to the 1997 10-K.)

   10.23 + Non-qualified Stock Option Agreement dated as of February 7, 1997 between EVEREN and Stephen G. McConahey. (Incorporated by reference to Exhibit 10.32 to the 1997 10-K.)

   10.24 + 1996 Restricted Stock Incentive Plan (as Amended and Restated effective as of May 6, 1997). (Incorporated by reference to
               Exhibit 10.33 to the 1997 10-K.)

   10.25 +* EVEREN Capital Corporation 1996 Employee Periodic Payroll Stock Purchase Plan (as Amended and Restated Effective as of January 1, 1999).

   12.0 *      Statement regarding computation of ratios.

   21.0 *      Subsidiaries of EVEREN.

   24.0 * Power of Attorney - a power of attorney is included above at the signatures page of this Annual Report on Form 10-K.

   27.0 *      Financial Data Schedule

_________________

* Filed with this report

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).