Form 10-Q
period 1999-03-31
EVEREN CAPITAL CORP
filed 1999-05-10
CIK 945770

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________

                      Commission File Number      1-13940

                          EVEREN CAPITAL CORPORATION
            (Exact name of registrant as specified in its charter)


           DELAWARE                                           36-4019175
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

       77 West Wacker Drive
        Chicago, Illinois                                       60601
(Address of principal executive offices)                      (Zip Code)


    Registrant's telephone number, including area code  (312) 574-6000

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of May 6, 1999:

          $.01 par value common stock - 35,237,962

                                     INDEX
                                     -----

                                                                            Page
                                                                            ----
PART I.  Financial Information

Item 1.  Financial Statements (unaudited):
           Consolidated Statements of Financial Condition -
             March 31, 1999 and December 31, 1998......................       3

           Consolidated Statements of Income -
             Three months ended March 31, 1999 and 1998................       4

           Consolidated Statement of Changes in Stockholders' Equity -
             Three months ended March 31, 1999.........................       5

           Consolidated Statements of Cash Flows - Three months
             ended March 31, 1999 and 1998.............................       6

           Notes to Consolidated Financial Statements..................       7

Item 2.  Management's Discussion and Analysis -
           Results of Operations
           Liquidity and Capital Resources.............................       9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks...      22

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................      25

Item 6.  Exhibits and Reports on Form 8-K..............................      25


SIGNATURES.............................................................      27

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements


                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                  (unaudited)
                       (in thousands, except share data)


                                                    March 31,      December 31,
     Assets                                           1999             1998
                                                  -----------      ------------
Cash and cash equivalents                         $   14,757       $   19,995
Receivables from:
  Customers                                        1,241,116        1,086,816
  Brokers and dealers                                 86,322          115,720
  Others                                             121,091          112,236
Securities owned, at market                          364,202          143,579
Securities purchased under agreements to resell      453,695          478,553
Investment in mortgage-backed certificates
  available-for-sale, at fair value                   82,715           91,881
Fixed assets, net                                     53,409           47,423
Other assets                                          77,294           73,053
                                                  ----------       ----------
                                                  $2,494,601       $2,169,256
                                                  ==========       ==========
     Liabilities and Stockholders' Equity

Liabilities:
Bank loans payable                                $  581,000       $  271,000
Payables to customers                                279,831          286,300
Securities loaned                                    292,392          325,531
Collateralized mortgage obligations                   75,722           84,312
Securities sold, not yet purchased, at market        133,424           60,069
Securities sold under agreements to repurchase       481,876          453,809
Accounts payable, accrued expenses and other
  liabilities                                        230,382          279,599
                                                  ----------       ----------
                                                  $2,074,627       $1,760,620
                                                  ==========       ==========
Stockholders' Equity:
Common stock, $.01 par value per share;
  100,000,000 shares authorized, 36,798,085
  and 36,092,936 outstanding at March 31,
  1999 and December 31, 1998, respectively               367              361
Additional paid-in capital                           305,473          290,778
Unearned cost of restricted stock                    (25,689)         (14,165)
Treasury stock, at cost, 1,354,621 and 1,160,008
  shares at March 31, 1999 and December 31, 1998,
  respectively                                       (15,003)         (11,932)
Retained earnings (since January 1, 1996)            158,630          147,069
Unrealized loss on available-for-sale securities,
  net of income taxes                                 (3,804)          (3,475)
                                                  ----------       ----------
                                                     419,974          408,636
                                                  ----------       ----------
                                                  $2,494,601       $2,169,256
                                                  ==========       ==========

         See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                       Consolidated Statements of Income
                  Three months ended March 31, 1999 and 1998
                                  (unaudited)
                                (in thousands)

                                                    1999           1998
                                                 --------       --------
Revenue:
   Commissions                                   $ 99,432       $ 90,843
   Principal transactions                          39,213         29,632
   Investment banking                              14,822         21,817
   Asset management                                29,758         24,546
   Other                                            6,501         14,972
   Interest                                        26,386         26,645
                                                 --------       --------
      Total revenue                               216,112        208,455
      Interest expense                             13,198         13,819
                                                 --------       --------
Net revenue                                       202,914        194,636

Non-interest expenses:
   Compensation and benefits                      121,140        114,913
   Brokerage and clearance                         12,582          5,502
   Communications                                  14,367         13,270
   Occupancy and equipment                         12,142         12,076
   Promotional                                      6,061          6,440
   Other                                           14,360         16,167
                                                 --------       --------
      Total non-interest expenses                 180,652        168,368
                                                 --------       --------

Income before income taxes                         22,262         26,268

Income tax provision                                8,245         10,127
                                                 --------       --------

Net income                                       $ 14,017       $ 16,141
                                                 ========       ========

Weighted average common shares outstanding:
      Basic                                    32,458,823     32,198,260
                                               ==========     ==========
      Diluted                                  35,408,125     34,862,300
                                               ==========     ==========

Net earnings per share of common stock:
      Basic                                         $ .42          $ .50
                                                    =====          =====
      Diluted                                       $ .40          $ .46
                                                    =====          =====

         See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                       Three months ended March 31, 1999
                                  (unaudited)
                                (in thousands)

                                                             Unearned
                                                  Additional  cost of                 Retained       Unrealized loss      Total
                                                   Paid-In   Restricted  Treasury     Earnings        on available-    Stockholders'
                                     Common Stock  Capital    Stock       Stock    (since 1/1/96)  for-sale securities    Equity
                                     ------------ ---------- ----------  --------  --------------  ------------------- -------------
Balances at December 31, 1998        $   361      $290,778   $(14,165)   $(11,932)    $147,069          $(3,475)         $408,636
Issuance of additional common stock        6        14,695    (11,524)                                                      3,177
Dividends paid                                                                          (2,456)                            (2,456)
Purchase of treasury stock                                                 (3,071)                                         (3,071)
Comprehensive income:
     Net income                                                                         14,017
     Other comprehensive income
     net of tax:
       Unrealized loss on available-
       for-sale securities                                                                                 (329)
     Comprehensive income                                                                                                  13,688
                                     -------      --------   --------    --------     --------          -------          --------
Balances at March 31, 1999           $   367      $305,473   $(25,689)   $(15,003)    $158,630          $(3,804)         $419,974
                                     =======      ========   ========    ========     ========          =======          ========

         See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Three months ended March 31, 1999 and 1998
                                  (unaudited)
                                (in thousands)

                                                                    1999        1998
                                                                 ---------   ---------
Cash flows from operating activities:
    Net income                                                   $  14,017   $  16,141
    Adjustments to reconcile net income to net cash flows
      from operating activities: -
      Depreciation and amortization                                  6,547       4,760
      Deferred income taxes                                         (1,151)         20
    Change in assets and liabilities:
        Cash and securities segregated under federal
        and other regulations                                            -        (303)
        Receivables from/payables to:
          Customers                                               (160,769)     42,006
          Brokers and dealers                                       29,398      86,839
          Others                                                     8,263     (11,577)
        Securities borrowed                                              -     (17,336)
        Securities owned                                          (220,623)    (27,571)
        Securities purchased under agreements to resell             24,858      78,359
        Other assets                                                (4,886)      6,433
        Securities loaned                                          (33,139)     68,680
        Securities sold, not yet purchased                          73,355     (51,445)
        Securities sold under agreements to repurchase              28,067     (38,385)
        Accounts payable, accrued expenses,
          and other liabilities                                    (30,647)    (22,341)
                                                                 ---------   ---------
      Net cash flows from (used in) operating activities          (300,644)    134,280
                                                                 ---------   ---------
Cash flows from investing activities:
    Acquisition of Principal Securities, net of cash acquired            -     (51,308)
    Collections of principal on investments in mortgage-
      backed securities                                              8,832       7,120
    Acquisition of fixed assets, net                               (10,517)     (4,909)
                                                                 ---------   ---------
      Net cash flows used in investing activities                   (1,685)    (49,097)
                                                                 ---------   ---------
Cash flows from financing activities:
    Dividends paid                                                  (2,456)     (1,896)
    Proceeds from common stock issuance                              1,332       7,218
    Repayment of collateralized mortgage obligations                (8,714)     (7,025)
    Increase (decrease) in bank loans payable, net                 310,000     (49,000)
    Purchase of treasury stock                                      (3,071)       (208)
                                                                 ---------   ---------
      Net cash flows from (used in) financing activities           297,091     (50,911)
                                                                 ---------   ---------
Increase (decrease) in cash and cash equivalents                    (5,238)     34,272
Cash and cash equivalents at beginning of the period                19,995      36,248
                                                                 ---------   ---------
Cash and cash equivalents at end of the period                   $  14,757   $  70,520
                                                                 =========   =========
Supplemental disclosure of cash flow information:
    Interest paid                                                $  13,211   $  10,351
                                                                 =========   =========
    Income taxes paid                                            $  10,826   $   4,433
                                                                 =========   =========

         See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       Three months ended March 31, 1999
                                  (unaudited)
--------------------------------------------------------------------------------
(1)  General Information
     -------------------

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

     Certain information and footnotes normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to Securities and Exchange Commission ("SEC") rules and regulations. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

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

(2)  Net Capital Requirements and Dividend Restrictions
     --------------------------------------------------

     In accordance with the rules and regulations under the Securities Exchange Act of 1934 for registered brokers and dealers, the net capital rules of the New York Stock Exchange, and Regulation 1.17 of the Commodity Futures Trading Commission, EVEREN Securities must maintain minimum net capital. EVEREN Securities operates under the alternative method which requires minimum net capital, as defined, equal to the greater of $1 million or 2% of aggregate debit items arising from customer transactions, as defined. Such net capital requirements could restrict the ability of a subsidiary to pay dividends to its parent. At March 31, 1999, EVEREN Securities had net capital of approximately $173.2 million, which was approximately $148.4 million in excess of its required minimum net capital.

(3)  Commitments and Contingencies
     -----------------------------

     The Company has been named as a defendant in various legal actions in connection with its securities and commodities business. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management, after consultation with outside counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial position of the Company, but may be material to the Company's operating

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                       Three months ended March 31, 1999
                                  (unaudited)
--------------------------------------------------------------------------------

     results for any particular period, depending upon the level of the Company's income for such period.

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments which were open at March 31, 1999, and subsequently settled, had no material effect on the consolidated financial statements.

(4)  Subsequent Event
     ----------------

     On April 26, 1999, the Company entered into a definitive agreement to be acquired by First Union Corporation ("First Union"). The transaction has a fixed exchange rate of .555 shares of First Union common stock for each EVEREN share at the closing date.

     The acquisition will be accounted for as a purchase and is expected to close in the third quarter of 1999, subject to EVEREN shareholder and regulatory approvals and other conditions of closing.

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

        The favorable market and economic conditions which characterized 1998 continued throughout the first quarter of 1999, contributing to higher industry-wide securities revenues and net income. Conditions in the U.S. trading markets continued to be favorable, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low. The performance of U.S. equity markets continued to be very positive in the first quarter of 1999, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a continued strong trading volume.

Company Developments

        On March 25, 1999, First Union Corporation ("First Union") and the Company announced an agreement to form an asset management joint venture that would combine the Evergreen mutual fund complex with the Mentor Investment Group, of which the Company held a 20% interest. Concurrent with entering into this agreement, the Company's ownership interest in Mentor was reset to 45% effective April 1, 1999. Under this agreement, the Company and

First Union will contribute their respective current ownership interests in Evergreen and Mentor and will receive 5% and 95% interests in the joint venture, respectively. The transaction is subject to regulatory and other approvals and is expected to be completed in the third quarter of 1999.

        On April 26, 1999, the Company entered into a definitive agreement to be acquired by First Union. The transaction has a fixed exchange rate of .555 shares of First Union common stock for each EVEREN share at the closing date. The acquisition will be accounted for as a purchase and is expected to close in the third quarter of 1999, subject to EVEREN shareholder and regulatory approvals and other conditions of closing.

        Consistent with the generally strong economic and market conditions seen throughout the securities industry in the first quarter of 1999, the Company reported strong growth in both its retail brokerage and asset management activities. The favorable industry conditions has resulted in considerable growth in both the number of investment consultants and their productivity.

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

        In addition, the Company is actively working with all of its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company's major external counterparty is BETA, the provider of the Company's core brokerage system. The Company's external interface (i.e., point-to-point) testing is being conducted by BETA on the Company's behalf. The Company, with BETA, has participated in point-to-point testing with national securities exchanges and utilities and in industry-wide testing in March and April 1999. The Company presently believes that, with modifications to existing software and the conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, both internally and at the Company's major external service providers, the Year 2000 problem may have a material impact on the operations of the Company.

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

        A portion of the current year's technology budget has been allocated to the Year 2000 compliance project. As of the end of the first quarter 1999, the total estimated expenditures associated with the entire Year 2000 project were expected to be approximately $6.5 million, of which approximately $2.5 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on the Company's business, results of operations, or financial condition.

Components of Revenue and Expenses

        Revenue. Commissions include revenue generated by executing listed and
        -------
over-the-counter transactions as agent, as well as commissions earned on the sales of mutual funds, insurance, annuities and certain other products. Principal transactions consist of gains and losses from the trading of securities by the Company as principal, including principal sales credits. Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees as well as equity in the earnings of the Company's Mentor asset management joint venture. Other revenue includes transaction and account fees, and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense. Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers, and collateralized mortgage obligations.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:

                                      Three months ended March 31,
                                          1999         1998
Revenue:                                 -----        -----
   Commissions                            49.0%        46.7%
   Principal transactions                 19.3         15.2
   Investment banking                      7.3         11.2
   Asset management                       14.7         12.6
   Other                                   3.2          7.7
   Interest                               13.0         13.7
                                         -----        -----
   Total revenue                         106.5        107.1
   Interest expense                        6.5          7.1
                                         -----        -----
   Net revenue                           100.0        100.0
                                         -----        -----
Non-interest expenses:
   Compensation and benefits              59.7         59.0
   Brokerage and clearance                 6.2          2.8
   Communications                          7.1          6.8
   Occupancy and equipment                 6.0          6.2
   Promotional                             3.0          3.3
   Other                                   7.0          8.4
                                         -----        -----
   Total non-interest expenses            89.0         86.5
                                         -----        -----

Income before income taxes                11.0         13.5

Income tax provision                       4.1          5.2
                                         -----        -----

Net income                                 6.9%         8.3%
                                         =====        =====

Three months ended March 31, 1999 compared to the three months ended March 31, 1998

        During the first quarter of 1999, the Company reported increased revenues, fueled in large part by higher transaction volume and increased assets under management, in volatile market conditions. Revenue generated from commissions, principal transactions and asset management activities reached record levels. As a result, both revenues and expenses are higher in the first quarter of 1999 when compared to the first quarter of 1998. Net income increased 6% in the first quarter of 1999 when compared to the first quarter of 1998, after adjusting for a one-time arbitration award of $2.9 million (after tax) received in 1998. This increase is due primarily to the strong growth in commission and principal transactions revenue noted earlier.

        Total revenue increased $7.6 million or 4% to $216.1 million for the three months ended March 31, 1999 from $208.5 million for the three months ended March 31, 1998. Net revenues increased $8.3 million or 4% to $202.9 million for the three months ended March 31, 1999 from $194.6 million for the three months ended March 31, 1998. Excluding the revenue attributable to the arbitration award mentioned above, total revenues for the first quarter of 1999 increased $13.7 million or 7% from $202.5 million in the first quarter of 1998, and net revenues for the first quarter of 1999 increased by approximately $14.3 million or 8% over the same period of 1998.

        Commission revenue increased $8.6 million or 9% to $99.4 million for the three months ended March 31, 1999 from $90.8 million for the three months ended March 31, 1998. The increase in commission revenues is due to growth in number of investment consultants (6% increase) and increased productivity in both the
retail and institutional areas.   The increase is also attributable to favorable
market conditions for listed equity securities in the first quarter of 1999.

        Principal transactions revenue increased $9.6 million or 32% to $39.2 million for the three months ended March 31, 1999 from $29.6 million for the three months ended March 31, 1998. This increase is primarily due to increased trading volume in the over-the-counter equity markets.

        Investment banking revenue decreased $7.0 million or 32% to $14.8 million for the three months ended March 31, 1999 from $21.8 million for the three months ended March 31, 1998. This decrease is consistent with the decline in new issue activity in the Company's market of small and mid-cap companies as seen throughout the industry. In the first quarter of 1999, the Company managed or co-managed new issues of $388.5 million compared to $1.1 billion in the first quarter of 1998.

        Asset management revenue increased $5.3 million or 22% to $29.8 million for the three months ended March 31, 1999 from $24.5 million for the three months ended March 31, 1998 due to the growth of client assets invested in managed accounts and mutual funds and the resulting increase in managed account fees and 12b-1 distribution fees. The increase also reflects the growth in earnings in Mentor Investment Group, in which the Company held a 20% equity interest as of March 31, 1999.

        Other income decreased $8.5 million or 57% to $6.5 million for the three months ended March 31, 1999 from $15.0 million for the three months ended March 31, 1998. This decrease is primarily attributable to the $6.0 million arbitration award discussed earlier. Excluding this award, other income decreased $2.5 million or 28%, for the first quarter of 1999 when compared to the first quarter of 1998 due to the sale of 80% of EVEREN Clearing in the fourth quarter of 1998 and its related correspondent revenue.

        Interest and dividend income decreased $0.2 million or 1% to $26.4 million for the three months ended March 31, 1999 from $26.6 million in the corresponding period in 1998, largely as a result of a decrease in broker call rates that was partially offset by an increase in customer margin receivables. Net interest income increased $0.4 million or 3% to $13.2 million for the three months ended March 31, 1999 from $12.8 million for the three months ended March 31, 1998.

        Total non-interest expenses increased $12.3 million or 7% to $180.7 million for the three months ended March 31, 1999 from $168.4 million for the three months ended March 31, 1998, primarily in the variable expense categories due to increased trading volumes.

        Compensation and benefits expense increased $6.2 million or 5% to $121.1 million for the three months ended March 31, 1999 from $114.9 million for the three months ended March 31, 1998. This increase is directly attributable to the increases in commission revenue, principal transactions revenue and asset management revenues in the first quarter of 1999, resulting in increased production-based payouts.

        Brokerage and clearance expense increased $7.1 million or 129% to $12.6 million for the three months ended March 31, 1999 from $5.5 million for the three months ended March 31, 1998. The increase reflects the variable nature of this expense, which increased in part because of the growth in transactional volume. This increase is also due to the change to a new clearing agreement with BNY Clearing in the fourth quarter of 1998 adopted in connection with the sale of 80% of EVEREN Clearing. The expenses of EVEREN Clearing, which were primarily fixed in nature and which were previously included in the Company's consolidated results of operations across all expense categories have been eliminated but are offset by increased, primarily variable, clearing expense.

        Communications expense increased $1.1 million or 8% to $14.4 million for the three months ended March 31, 1999 from $13.3 million for the three months ended March 31, 1998, primarily due to an increased number of employees in 1999 when compared to the corresponding period of 1998.

        Occupancy and equipment expense remained constant at approximately $12.1 million for the three months ended March 31, 1999 and 1998.

        Promotional expense decreased $0.3 million or 5% to $6.1 million for the three months ended March 31, 1999 from $6.4 million for the three months ended March 31, 1998. This decrease is due to the integration of Principal Securities, thereby reducing the need for additional promotional expense in the 1999 first quarter.

        Other expenses decreased $1.8 million or 11% to $14.4 million for the three months ended March 31, 1999 from $16.2 million for the three months ended March 31, 1998. This decrease is related primarily to $1.1 million of additional professional fees incurred in 1998 related to the aforementioned NYSE arbitration award; as well as reduced expenses resulting from the complete integration of Principal Securities into the operations of EVEREN Securities in the current quarter's results.

        The Company's income tax expense for the three months ended March 31, 1999 was $8.2 million, which represented an effective tax rate on income before taxes of 37.0%, compared to a $10.1 million or a 38.4% effective tax rate for the three months ended March 31, 1998.

        Net income decreased $2.1 million or 13% to $14.0 million for the three months ended March 31, 1999 from $16.1 million for the three months ended March 31, 1998. Excluding the non-recurring $2.9 million after-tax gain related to the aforementioned NYSE arbitration award included in the first quarter 1998 net income, net income increased $0.8 million or 6% for the first quarter of 1999.

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

                                                                       Three months ended
                                  -------------------------------------------------------------------------------------------------
                                   3/31/99     12/31/98     9/30/98     6/30/98     3/31/98      12/31/97     9/30/97      6/30/97
                                  ---------   ----------    ---------   ---------   ---------   ----------   ----------   ---------
                                                                     (dollars in thousands)
Revenue:
    Commissions                   $ 99,432     $ 84,951      $ 85,352   $  87,942    $ 90,843    $ 71,137    $ 73,099    $ 61,901
    Principal transactions          39,213       36,143        28,202      27,005      29,632      26,789      28,174      24,656
    Investment banking              14,822       15,833        21,676      26,668      21,817      28,768      15,272      15,514
    Asset management                29,758       27,453        28,266      27,521      24,546      20,026      18,493      16,267
    Other                            6,501        7,187         8,436       7,279      14,972       8,672       7,405       8,371
    Interest                        26,386       23,688        28,658      28,915      26,645      22,761      26,201      18,195
                                 ---------     --------      --------    --------    --------    --------     --------    --------
    Total revenue                  216,112      195,255       200,590     205,330     208,455     178,153     168,644     144,904
    Interest expense                13,198       10,594        14,808      14,984      13,819      10,072      13,113       6,728
                                 ---------     --------      --------    --------    --------    --------     --------    --------
    Net revenue                    202,914      184,661       185,782     190,346     194,636     168,081     155,531     138,176
Non-interest expenses:
    Compensation and benefits      121,140      109,562       110,279     114,091     114,913     100,635      93,024      80,267
    Brokerage and clearance         12,582        9,119         5,324       5,503       5,502       4,438       4,487       4,043
    Communications                  14,367       13,654        13,279      12,265      13,270      11,644      10,996      10,350
    Occupancy and equipment         12,142       10,742        11,946      12,357      12,076      10,479      10,336      10,006
    Promotional                      6,061        5,222         7,729       6,498       6,440       6,384       5,091       5,461
    Other                           14,360       12,813        15,144      15,617      16,167      12,977      11,613      10,789
                                 ---------     --------      --------    --------    --------    --------    --------    --------
    Total non-interest expenses    180,052      161,112       163,701     166,331     168,368     146,557     135,547     120,916
    Gain on sale of subsidiary           -       19,780             -           -           -           -           -           -
                                 ---------     --------      --------    --------    --------    --------    --------    --------
Income before income taxes          22,262       43,329        22,081      24,015      26,268      21,524      19,984      17,260

Income tax provision                 8,245       16,788        8,305        9,138      10,127       8,195       7,672       6,445
                                 ---------     --------     --------     --------    --------    --------    --------    --------
Net income                       $  14,017     $ 26,541(1)  $ 13,776     $ 14,877    $ 16,141    $ 13,329    $ 12,312    $ 10,815
                                 =========     ========     ========     ========    ========    ========    ========    ========

-----------------
(1) Includes a $19.8 million pretax ($11.9 million after-tax) gain on the sale of 80% of EVEREN Clearing.

The following table sets forth certain financial data as a percentage of net revenues.

                                                                     Three months ended
                                  -----------------------------------------------------------------------------------
                                   3/31/99   12/31/98    9/30/98    6/30/98   3/31/98   12/31/97   9/30/97   6/30/97
                                  --------   --------   ---------   --------  -------   --------   -------  ---------
Revenue:
     Commissions                     49.0%      46.0%      45.9%      46.2%      46.7%     42.3%     47.0%    44.8%
     Principal transactions          19.3       19.6       15.2       14.2       15.2      15.9      18.1     17.8
     Investment banking               7.3        8.6       11.7       14.0       11.2      17.1       9.8     11.2
     Asset management                14.7       14.9       15.2       14.5       12.6      11.9      11.9     11.8
     Other                            3.2        3.8        4.5        3.8        7.7       5.3       4.8      6.1
     Interest                        13.0       12.8       15.4       15.2       13.7      13.5      16.8     13.2
                                    -----      -----      -----      -----      -----     -----     -----    -----
     Total revenue                  106.5      105.7      107.9      107.9      107.1     106.0     108.4    104.9
     Interest expense                 6.5        5.7        7.9        7.9        7.1       6.0       8.4      4.9
                                    -----      -----      -----      -----      -----     -----     -----    -----
     Net revenue                    100.0      100.0      100.0      100.0      100.0     100.0     100.0    100.0
                                    -----      -----      -----      -----      -----     -----     -----    -----

Non-interest expenses:
     Compensation and benefits       59.7       59.3       59.4       59.9       59.0      59.9      59.8     58.1
     Brokerage and clearance          6.2        4.9        2.9        2.9        2.8       2.6       2.9      2.9
     Communications                   7.1        7.4        7.1        6.4        6.8       6.9       7.1      7.5
     Occupancy and equipment          6.0        5.8        6.4        6.5        6.2       6.2       6.6      7.2
     Promotional                      3.0        2.8        4.2        3.4        3.3       3.8       3.3      4.0
     Other                            7.0        6.9        8.1        8.3        8.4       7.8       7.5      7.8
                                    -----      -----      -----      -----      -----     -----     -----    -----
     Total non-interest expenses     89.0       87.2       88.1       87.4       86.5      87.2      87.2     87.5
     Gain on sale of subsidiary         -       10.7          -          -          -         -         -        -
                                    -----      -----      -----      -----      -----     -----     -----    -----

Income before income taxes           11.0       23.5       11.9       12.6       13.5      12.8      12.8     12.5

Income tax provision                  4.1        9.1        4.5        4.8        5.2       4.9       4.9      4.7
                                    -----      -----      -----      -----      -----     -----     -----    -----

Net income                            6.9%      14.4%(1)    7.4%       7.8%       8.3%      7.9%      7.9%     7.8%
                                    =====      =====      =====      =====      =====     =====     =====    =====

---------------
(1) Includes a $19.8 million pretax or 10.7% ($11.9 million after-tax or 6.4%) gain on sale of 80% of EVEREN Clearing.

     The generally upward trend in the Company's net revenues for the eight quarterly periods ended March 31, 1999 reflects generally strong economic and market conditions seen throughout the securities industry. The Company reported strong growth in its retail brokerage activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity.

     Net revenues during this eight-quarter period follow the same positive trend. The Company has also grown its customer margin accounts which contributes to this positive trend.

     While in absolute dollar amounts, non-interest expenses have trended up during the eight periods, such increases are generally attributable to the variable nature of compensation and benefits expense and brokerage and clearance expense as well as certain other expenses, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have remained relatively stable during such periods, which management believes to be a result of the Company's focus on profitability, growth and cost containment.

     Net income, both in absolute dollar amounts and as a percentage of net revenues, also reflects a positive trend during this eight-quarter period.

Liquidity and Capital Resources

     Holding Company

     EVEREN Capital Corporation ("EVEREN Capital") is the parent holding company for EVEREN Securities Holdings, Inc. ("EVEREN Holdings"), the holding company for the Company's operating subsidiaries. As the parent, EVEREN Capital expects to receive dividends, interest on any loans and payments for federal income tax from its subsidiaries. Dividends and other distributions, as well as certain interest payments, to EVEREN Capital from its registered broker-dealer subsidiary, which is EVEREN Capital's primary source of liquidity, are restricted as to amounts which may be paid by applicable laws or regulations. The "net capital" rules are the primary regulatory restrictions. EVEREN Capital's rights (and the rights of its stockholders and creditors) to participate in the assets of any subsidiary are also subject to prior claims of the subsidiary's creditors, including customers of the broker-dealer subsidiaries (except to the extent the Company itself may be a creditor with recognized claims). See Note 2 of Notes to Consolidated Financial Statements contained in Item 1 of this report. The Company has also generated funds from bank loans and the issuance of Common Stock to employees.

     Since becoming a publicly-traded company, the Company, with approval from its Board of Directors, began to pay quarterly dividends of $.09 per share on the outstanding shares of Common Stock. In November 1997, the Board of Directors approved an increase in the quarterly dividend rate to $.11 per share on the Company's Common Stock, which was paid in December 1997 and March 1998. On May 11, 1998, the Company's Board of Directors approved a two-for-one stock split of its common shares. The split was affected by means of a stock dividend to shareholders of record on June 2, 1998, and was distributed on June 16, 1998. The Board of Directors also approved an additional increase in the Company's dividend to $.14 per pre-split share, or $.07 per post-split share, beginning in the second quarter of 1998.

     The Company maintains a $50 million committed revolving credit facility with two banks, all of which is unused at March 31, 1999. The initial term of the agreement was for two years, subject to a one-year extension by mutual agreement of the parties. On March 1, 1999, the Company extended the term of the agreement to June 30, 2000. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. Interest on the outstanding borrowing is based upon the Company's election of a "reference rate" equal to LIBOR or the banks' prime rate.

     In the fourth quarter of 1998, the Company announced a stock repurchase program whereby it may repurchase up to one million shares of its common stock in open market or private transactions subject to market conditions. Shares repurchased will be used to fund option grants and other equity opportunity programs.

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

Operating Subsidiaries

     The assets of EVEREN Securities, Inc., the Company's primary operating subsidiary (the "Subsidiary" or "EVEREN Securities"), are highly liquid. The majority of its assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of customer margin debits, and securities purchased under agreements to resell ("resale agreements"), all of which is secured by highly marketable equity and corporate debt securities or U.S. government and agency securities. In addition, EVEREN Securities has significant receivables from customers, and brokers and dealers, which turn over rapidly. The Subsidiary's total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at March 31, 1999 and December 31, 1998 were approximately $2.5 billion and $2.2 billion, respectively.

     The majority of EVEREN Securities' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, payables to customers, brokers and dealers, and securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR or money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At March 31, 1999, EVEREN Securities had approximately $495 million in uncommitted credit lines with several banks.

     EVEREN Securities maintains two committed secured lines of credit. The first committed line is provided through a $500 million facility from The Bank of New York, ("BONY"). This facility expires on November 1, 1999, but may be extended for 364-day periods by mutual agreement of the parties. Extensions of the facility cannot be made more than twice per year. At March 31, 1999, $361 million of the $581 million in bank loans payable was drawn against this facility. The second line is provided under a $200 million facility from various banks, for which the Company pays a commitment fee on the unused portion. This facility expires on October 29, 1999, but may be extended by mutual agreement of the parties for successive 364-day periods through October 29, 2003. No borrowings were outstanding on this facility at March 31, 1999. Borrowings under each of the committed lines of credit may be secured by either customer margin or firm securities, with interest based upon overnight bank lending rates.

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

Three months ended March 31, 1999 and 1998

     Cash and cash equivalents at March 31, 1999 and 1998 totaled $14.8 million and $70.5 million, respectively. The cash balance at March 31, 1998 included $50 million in cash deposited by Principal Securities in a brokerage account at its former clearing broker. These funds were subsequently redeployed within the Company in connection with the integration of Principal Securities into the Company's operations.

     For the three months ended March 31, 1999, cash used by operating activities was generated primarily in financing activities through an increase in bank loans payable and for the three months ended March 31, 1998, cash generated by operating activities was used in financing the acquisition of Principal Securities and a decrease in bank loans payable.

     Operating activities used cash totaling $300.6 million in 1999 and provided cash of $134.3 million in 1998. In 1999, changes in securities owned and securities sold not yet purchased of $147.3 million, securities loaned of $33.1 million, net change in receivables from and payables to customer of $160.8 million, and accounts payable and other liabilities of $30.6 million used cash. These uses were partially offset by a $37.7 million source of funds related to the net change in receivables from and payables to broker-dealers and others and changes in securities purchased under agreements to resell and repurchase of $52.9 million. In 1998, decreases in receivables from customers and broker-dealers of $128.8 million, decreases in securities purchased under agreements to resell of $78.4 million, and an increase in securities loaned of $68.7 million generated cash. This was partially used by increases in securities borrowed and securities owned of $44.9 million and a decrease in securities sold under agreements to repurchase of $38.4 million.

     In 1999, net cash used by investing activities is comprised primarily of the $10.5 million cash used in the acquisition of fixed assets. In 1998, net cash used in investing activities is the result of the $51.3 million cash used to acquire Principal Securities, net of cash acquired.

     In 1999, net cash flows from financing activities amounted to $297.1 million, the net result of an $310 million increase in bank loans and $1.3 million of proceeds from the issuance of common stock offset by the payment of dividends of $2.5 million and the repayment of collateralized mortgage obligations of $8.7 million. In 1998, net cash used by financing activities is primarily the result of a $49.0 million decrease in bank loans payable.

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

     At March 31, 1999 and December 31, 1998, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                          3/31/99    12/31/98
                                         --------    --------
Owned
-----
Obligations of the U.S. Government
  or its agencies                        $196,847    $ 45,551
State and municipal obligations            54,896      45,962
Corporate debt obligations                 83,847      23,328
Corporate stocks and warrants              27,179      27,394
Other                                       1,433       1,344
                                         --------    --------
                                         $364,202    $143,579
                                         ========    ========

Sold, not yet purchased
-----------------------
Obligations of the U.S. Government
  or its agencies                        $106,833    $ 40,717
State and municipal obligations               564         198
Corporate debt obligations                 14,298      12,797
Corporate stocks and warrants               8,581       6,074
Other                                       3,148         283
                                         --------    --------
                                         $133,424    $ 60,069
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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     Following is a description of one of the arbitration proceedings in which EVEREN Securities is currently a named respondent. The Company intends to vigorously defend itself against the allegations in such action. Although there can be no assurances, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its financial condition.
Due, however, to the relatively early stage of this matter and the lack of information currently available, management cannot accurately make estimates of potential loss, if any, or assure that this matter will have no material adverse effect on the Company's results of operations in any particular period.

     Ronald S. Rosenblatt, Trustee of the INA Charitable Grantor Trust, U/A Dated 12/18/96 v. EVEREN Securities, et al.

     In March 1999, EVEREN Securities was served with a customer arbitration claim filed before the National Association of Securities Dealers Regulation, Inc. The claim alleges that after the Claimant utilized margin to accumulate large concentrated positions in two stocks, the EVEREN Securities' investment consultant responsible for servicing the account failed to follow the Claimant's instructions to begin selling shares of one of the stocks to reduce a substantial margin debit balance. The claim further alleges that the investment consultant improperly recommended that the Claimant utilize the proceeds from the stock liquidation to acquire additional shares of the other concentrated position and to engage in speculative option trading. These transactions were allegedly excessive, unsuitable and recommended solely for the purpose of generating commissions. The arbitration claim seeks compensatory damages in excess of $40 million plus exemplary damages in an amount of at least three times the losses sustained as a result of the alleged wrongful conduct. The claim alleges violations of Sections 10(b) and 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and also alleges negligence, breach of fiduciary duty, breach of contract and fraud. EVEREN Securities and its investment consultant intend to file an answer denying the material allegations of the claim.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             2 Agreement and Plan of Merger, dated as of April 25, 1999, among EVEREN Capital Corporation and First Union Corporation (Incorporated by reference to Exhibit 2.1 to EVEREN's current report on Form 8-K dated April 25, 1999 and filed with the Commission on May 3, 1999 (the "May 3, 1999 8-K")

             4 First Amendment to Rights Agreement (Incorporated by reference to Exhibit 4.1 to the May 3, 1999 8-K).

             27  Financial Data Schedule

         (b) Reports on Form 8-K

The Registrant filed a report on Form 8-K dated April 25, 1999 with regard to its merger with First Union Corporation.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EVEREN CAPITAL CORPORATION



Date: May 10, 1999                  By: /s/ Arthur J. McGivern
                                       ----------------------------------------
                                       Arthur J. McGivern
                                       Senior Executive Vice President
                                       Treasurer and Chief Financial Officer



                                    By: /s/ Thomas Lux
                                       ----------------------------------------
                                       Thomas Lux
                                       Executive Vice President
                                       Controller and Chief Accounting Officer