Form 10-Q
period 1999-06-30
EVEREN CAPITAL CORP
filed 1999-08-12
CIK 945770

                                                             Total # of Pages 28

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----  EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 1999 OR
                                                            -------


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM            TO
             ----------    ----------

Commission File Number         1-13940
                        -------------------------------------------------------

                           EVEREN CAPITAL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   36-4019175
----------------------------------------------------      --------------
      (State or other jurisdiction of                     (I.R.S. Employer
       incorporation or organization)                    Identification No.)

77 West Wacker Drive
     Chicago, Illinois                                        60601
----------------------------------------------------      --------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code       (312)  574-6000
                                                   ---------------------


          Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Shares outstanding as of August 5, 1999:

           $.01 par value common stock - 35,329,786

                                     INDEX
                                     -----

                                                                            Page


PART I.  Financial Information

Item 1.  Financial Statements (unaudited):

         Consolidated Statements of Financial Condition -
               June 30, 1999 and December 31, 1998                            3

         Consolidated Statements of Operations and Comprehensive
               Income -Three and six months ended June 30, 1999
               and 1998                                                       4

         Consolidated Statement of Changes in Stockholders' Equity -
               Six months ended June 30, 1999                                 5

         Consolidated Statements of Cash Flows -Six months
               ended June 30, 1999 and 1998                                   6

         Notes to Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis -
               Results of Operations
               Liquidity and Capital Resources                                9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks          23

PART II. Other Information

Item 1.  Legal Proceedings                                                    26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 6.  Exhibits and Reports on Form 8-K                                     27

SIGNATURES                                                                    28

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                  (unaudited)
                       (in thousands, except share data)

                                                                          June 30,    December 31,
Assets                                                                      1999          1998
                                                                         -----------  -------------

Cash and cash equivalents                                                $   16,444     $   19,995
Receivables from:
 Customers                                                                1,530,264      1,086,816
 Brokers and dealers                                                        174,649        115,720
 Others                                                                     135,080        112,236
Securities owned, at market                                                 219,152        143,579
Securities purchased under agreements to resell                             613,393        478,553
Investment in mortgage-backed certificates
 available-for-sale, at fair value                                           74,113         91,881
Fixed assets, net                                                            57,488         47,423
Other assets                                                                 82,715         73,053
                                                                         ----------     ----------
                                                                         $2,903,298     $2,169,256
                                                                         ==========     ==========

  Liabilities and Stockholders' Equity

Liabilities:
Bank loans payable                                                       $  835,000     $  271,000
Payables to customers                                                       301,708        286,300
Securities loaned                                                           316,047        325,531
Collateralized mortgage obligations                                          69,055         84,312
Securities sold, not yet purchased, at market                               133,206         60,069
Securities sold under agreements to repurchase                              578,283        453,809
Accounts payable, accrued expenses and other liabilities                    243,193        279,599
                                                                         ----------     ----------
                                                                          2,476,492      1,760,620
                                                                         ==========     ==========

Stockholders' Equity:
Common stock, $.01 par value per share; 100,000,000
 shares authorized, 36,808,842 and 36,092,936 issued at
 June 30, 1999 and December 31, 1998, respectively                              371            361
Additional paid-in capital                                                  312,690        290,778
Unearned cost of restricted stock                                           (23,217)       (14,165)
Treasury stock, at cost, 1,438,821 and 1,160,008 shares
 at June 30, 1999 and December 31, 1998, respectively                       (26,966)       (11,932)
Retained earnings (since January 1, 1996)                                   168,959        147,069
Unrealized loss on available-for-sale securities, net of income taxes        (5,031)        (3,475)
                                                                         ----------     ----------
                                                                            426,806        408,636
                                                                         ----------     ----------
                                                                         $2,903,298     $2,169,256
                                                                         ==========     ==========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
        Consolidated Statements of Operations and Comprehensive Income
               Three and six months ended June 30, 1999 and 1998
                                  (unaudited)
                                (in thousands)

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                      June 30,
                                               -------------------------------------------------------
                                                   1999         1998         1999              1998
                                                   ----         ----         ----              ----
Revenue:
   Commissions                                 $   104,965  $    87,942  $   204,397       $   178,785
   Principal transactions                           37,009       27,005       76,223            56,637
   Investment banking                               15,409       26,668       30,231            48,485
   Asset management                                 32,734       27,521       62,492            52,068
   Other                                             7,100        7,279       13,600            22,251
   Interest and dividends                           35,715       28,915       62,101            55,560
                                               -----------  -----------  -----------       -----------
   Total revenue                                   232,932      205,330      449,044           413,786
   Interest expense                                 19,584       14,984       32,782            28,803
                                               -----------  -----------  -----------       -----------
   Net revenue                                     213,348      190,346      416,262           384,983

Non-interest expenses:
   Compensation and benefits                       128,841      114,091      249,981           229,004
   Brokerage and clearance                          13,565        5,503       26,147            11,004
   Communications                                   15,637       12,265       30,004            25,536
   Occupancy and equipment                          12,438       12,357       24,580            24,433
   Promotional                                       7,084        6,498       13,145            12,938
   Other                                            15,233       15,617       29,594            31,786
                                               -----------  -----------  -----------       -----------
   Total non-interest expenses                     192,798      166,331      373,451           334,701

Income before income taxes                          20,550       24,015       42,811            50,282

Income tax expense                                   7,727        9,138       15,972            19,264
                                               -----------  -----------  -----------       -----------

Net income                                     $    12,823  $    14,877  $    26,839       $    31,018
                                               ===========  ===========  ===========       ===========

Weighted average common shares outstanding:

     Basic                                      33,271,398   32,654,295   33,391,930        32,659,414
                                               ===========  ===========  ===========       ===========

     Diluted                                    35,823,883   35,381,103   35,670,253        35,043,666
                                               ===========  ===========  ===========       ===========

Net income per share:
     Basic                                            $.39         $.46         $.80              $.95
                                               ===========  ===========  ===========       ===========
     Diluted                                          $.36         $.42         $.75              $.89
                                               ===========  ===========  ===========       ===========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
          Consolidated Statements of Changes in Stockholders' Equity
                        Six months ended June 30, 1999
                                  (unaudited)
                                (in thousands)


                                                        Unearned
                                           Additional    cost of                   Retained       Unrealized loss        Total
                                            Paid-In    Restricted    Treasury      Earnings        on available-     Stockholders'
                             Common Stock   Capital       Stock       Stock     (since 1/1/96)  for-sale securities      Equity
                             ------------  ----------  -----------  ----------  --------------  -------------------  --------------
Balances at December 31,
 1998                                $361    $290,778    $(14,165)   $(11,932)       $147,069              $(3,475)       $408,636
Issuance of additional
 common stock                          10      21,912      (9,052)                                                          12,870
Dividends paid                                                                         (4,949)                              (4,949)
Purchase of treasury stock                                            (15,034)                                             (15,034)
Comprehensive income:
  Net income                                                                           26,839
  Other comprehensive
   income net of tax:
         Unrealized loss
         on
         available-for-sale
         securities                                                                                         (1,556)
  Comprehensive income                                                                                                      25,283

Balances at June 30, 1999            $371    $312,690    $(23,217)   $(26,966)       $168,959              $(5,031)       $426,806
                                     ====    ========    ========    ========        ========              ========       ========


                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                    Six months ended June 30, 1999 and 1998
                                  (unaudited)
                                (in thousands)

                                                                     1999        1998
                                                                     ----        ----
Cash flows from operating activities:
     Net income                                                   $  26,839   $  31,018
     Adjustments to reconcile net income to net cash flows
       from operating activities:
       Depreciation and amortization                                 23,052       9,841
       Deferred income taxes                                         (4,083)     (3,249)
      Change in assets and liabilities:
       Cash and securities segregated under federal
        and other regulations                                             -        (182)
       Receivables from/payables to:
         Customers                                                 (428,040)   (268,494)
         Brokers and dealers                                        (58,929)     71,409
         Others                                                     (34,421)    (18,735)
       Securities borrowed                                                -      (4,778)
       Securities owned                                             (75,573)    (22,923)
       Securities purchased under agreements to resell             (134,840)    100,023
       Other assets                                                  (6,862)     (2,107)
       Securities loaned                                             (9,484)    174,801
       Securities sold, not yet purchased                            73,137      (1,652)
       Securities sold under agreements to repurchase               124,474     (91,252)
       Accounts payable, accrued expenses,
        and other liabilities                                       (32,109)    (18,550)
                                                                  ---------   ---------
     Net cash flows used in operating activities                   (536,839)    (44,830)
                                                                  ---------   ---------
Cash flows from investing activities:
     Acquisition of Principal Securities, net of cash acquired            -     (51,308)
     Collections of principal on investments in mortgage-
       backed securities                                             15,719      16,552
     Acquisition of fixed assets, net                               (19,496)    (13,274)
                                                                  ---------   ---------
     Net cash flows used in investing activities                     (3,777)    (48,030)
                                                                  ---------   ---------
Cash flows from financing activities:
     Dividends paid                                                  (4,949)     (4,318)
     Proceeds from common stock issuance                              8,553       8,805
     Repayment of collateralized mortgage obligations               (15,505)    (16,333)
     Increase in bank loans payable                                 564,000      92,000
     Purchase of treasury stock                                     (15,034)     (1,727)
                                                                  ---------   ---------
     Net cash flows provided by financing activities                537,065      78,427
                                                                  ---------   ---------
Decrease in cash and cash equivalents                                (3,551)    (14,433)
Cash and cash equivalents at beginning of the period                 19,995      36,248
                                                                  ---------   ---------
Cash and cash equivalents at end of the period                    $  16,444   $  21,815
                                                                  =========   =========

Supplemental disclosure of cash flow information:
     Interest paid                                                $  32,782   $  29,352
                                                                  =========   =========
     Income taxes paid                                            $  14,970   $  21,366
                                                                  =========   =========

See accompanying notes to consolidated financial statements.

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                        Six months ended June 30, 1999
                                  (unaudited)
--------------------------------------------------------------------------------

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

(2)  Net Capital Requirements and Dividend Restrictions
     --------------------------------------------------

     In accordance with the rules and regulations under the Securities Exchange Act of 1934 for registered brokers and dealers, the net capital rules of the New York Stock Exchange, and Regulation 1.17 of the Commodity Futures Trading Commission, EVEREN Securities must maintain minimum net capital. EVEREN Securities operates under the alternative method which requires minimum net capital, as defined, equal to the greater of $1 million or 2% of aggregate debit items arising from customer transactions, as defined. Such net capital requirements could restrict the ability of a subsidiary to pay dividends to its parent. At June 30, 1999, EVEREN Securities had net capital of approximately $168.0 million, which was approximately $137.6 million in excess of its required minimum net capital.

(3)  Commitments and Contingencies
     -----------------------------

     The Company has been named as a defendant in various legal actions in connection with its securities and commodities business. Some of these lawsuits involve claims for substantial amounts. Although the ultimate outcome of these suits cannot be ascertained

                          EVEREN CAPITAL CORPORATION
                               AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                        Six months ended June 30, 1999
                                  (unaudited)
--------------------------------------------------------------------------------

     at this time, it is the opinion of management, after consultation with outside counsel, that the resolution of such suits will not have a material adverse effect on the consolidated financial position of the Company, but may be material to the Company's operating results for any particular period, depending upon the level of the Company's income for such period.

     In the normal course of business, the Company enters into various contractual commitments involving future settlement. These include futures, forwards, options and securities sold, not yet purchased. These transactions are executed either over-the-counter or are exchange-traded, and are used primarily to hedge the Company's securities inventory. Many of these products have maturities that do not extend beyond one year. Transactions relating to such commitments, which were open at June 30, 1999, and subsequently settled, had no material effect on the consolidated financial position of the Company.

(4)  Pending Merger Transaction
     --------------------------

     As previously reported, the Company and First Union Corporation ("First Union") entered into a merger agreement on April 25, 1999. On May 27, 1999, the Company and First Union agreed to amend the merger agreement. Specifically, the restated merger agreement amends the exchange ratio from a fixed ratio of 0.555 shares of First Union common stock per share of EVEREN common stock, to a ratio that would provide for each share of EVEREN common stock a number of shares of First Union common stock equal to the quotient of $31.00, divided by the average closing price of First Union common stock during the ten trading days ending on the second trading day prior to the merger. The merger is expected to close in the third quarter of 1999.

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

Business Environment

     The Company's principal business activity, retail broker-dealer operations, as well as its investment banking, institutional sales, investment advisory, and other services, are highly competitive and subject to various risks. The securities market is affected by general economic and market conditions, including fluctuations in interest rates, the volume of securities trading, price levels of securities and the flow of investor funds into and out of mutual funds, and by factors that apply to particular industries, such as technological advances and changes in the regulatory environment. Substantial fluctuations can occur and have occurred in the Company's operating results due to these and other factors. In periods of reduced market activity, profitability has been and is likely to be adversely affected. Accordingly, net earnings for any period should not be considered representative of any other period.

     The favorable market and economic conditions which characterized 1998 continued throughout the first half of 1999, contributing to higher industry-wide securities revenues and net income. Conditions in the U.S. trading markets continued to be favorable, as moderate economic growth, low levels of unemployment, and continued growth in corporate profits generally prevailed. Despite these conditions, the level of inflation has remained relatively low. The performance of U.S. equity markets continued to be very positive in the first half of 1999, primarily resulting from strong corporate earnings, high levels of cash inflows into mutual funds, and a continued strong trading volume.

Company Developments

     On March 25, 1999, First Union Corporation ("First Union") and the Company announced an agreement to form an asset management joint venture that would combine the Evergreen mutual fund complex with the Mentor Investment Group, of which the Company held a 20% interest. Concurrent with entering into this agreement, the Company's ownership interest in Mentor was reset to 45% effective April 1, 1999. Under this agreement, the Company and First Union would contribute their respective current ownership interests in Evergreen and Mentor and receive 5% and 95% interests in the joint venture, respectively.

     On April 25, 1999, the Company entered into a definitive agreement to be acquired by First Union. The transaction as originally announced had a fixed exchange rate of .555 shares of First Union common stock for each EVEREN share at the closing date. On May 27, 1999, the Company and First Union announced an amendment to the original terms of the merger agreement. Under the amended agreement, First Union will issue a number of shares of First Union common stock valued at $31 in exchange for each EVEREN share. The number of First Union shares to be exchanged for each EVEREN share will be based on the average closing price of First Union stock during a 10-day trading period prior to the closing. The acquisition will be accounted for as a purchase and is expected to close in the third quarter of 1999, subject to EVEREN shareholder and regulatory approvals and other conditions of closing.

     Consistent with the generally strong economic and market conditions seen throughout the securities industry in the first half of 1999, the Company reported strong growth in both its retail brokerage and asset management activities. The favorable industry conditions have continued to contribute to considerable growth in both the number of investment consultants and their productivity.

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

     The Company fully recognizes the importance of addressing Year 2000 technology issues and has committed significant funding and resources to the project. Overall, the firm is comfortable that it is making a reasonable effort to ensure that all affected areas are identified and, if necessary, remediated. The Company's Year 2000 project is directed by the Company's Chief Information Officer, who, utilizing a team of technology professionals, has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to address the issue. This plan involves the following phases: awareness, inventory/assessment, renovation, validation, and implementation. The awareness phase defined and internally publicized the Year 2000 issue. Management support was obtained and plans were put in place to develop the project. The inventory/assessment phase consisted of conducting a thorough inventory of computer applications used in each of the Company's departments. With the assistance of technology professionals, each department compiled a complete inventory of all software and hardware systems currently in use. A departmental liaison was selected who was then responsible for assigning an impact status to each system based on the negative impact that would result if a Year 2000 problem were to occur. These reports were then utilized to determine the level of remediation necessary. The renovation phase involves (1) altering software and hardware and documenting such changes; (2) developing replacement systems; and (3) retiring eliminated systems. The process also considered the complex interdependencies among applications, hardware platforms, databases, and internal/external interfaces. The validation phase involved the testing of all converted or replaced systems to (1) discover errors introduced during the renovation phase; (2) validate Year 2000 compliance; and (3) verify operational readiness. The testing will address application and database interdependencies as well as interfaces. A Year 2000 test environment was created to ensure adequate validation. Once converted or replaced and subsequently tested, Year 2000 compliant applications and system components will be implemented. The implementation phase is on-going as the reintegration of applications into production is coordinated to account for certain system interdependencies.

     In addition, the Company is actively working with all of its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company's major external counterparty is BETA, the provider of the Company's core brokerage system. The Company's external interface (i.e., point-to-point) testing is being conducted by BETA on the Company's behalf. The Company, with BETA, has participated in point-to-point testing with national securities exchanges and utilities and in industry-wide testing in March and April 1999. Results of that testing indicate that with modifications made to existing software and the conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

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

     A portion of the current year's technology budget has been allocated to the Year 2000 compliance project. As of June 30, 1999, the total estimated expenditures associated with the entire Year 2000 project were expected to be approximately $6.5 million. The majority of the remaining expenditures are expected to cover some remaining software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on the Company's business, results of operations, or financial condition.

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

Investment banking revenue includes merger and acquisition fees, other advisory fees and underwriting revenue, which is comprised of underwriting selling concessions, management fees and underwriting fees. Asset management revenue primarily includes managed account fees and 12b-1 distribution fees as well as equity in the earnings of the Company's Mentor asset management joint venture. Other revenue includes transaction and account fees and miscellaneous income. Interest income primarily represents interest earned on customer margin accounts and interest income on securities owned and investments in mortgage-backed certificates. Net revenues equal total revenues less interest expense.
Interest expense includes interest paid on bank borrowings, collateralized securities transactions with brokers and dealers and collateralized mortgage obligations.

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

Results of Operations

The following table sets forth certain financial data as a percentage of net revenues:

Consolidated Statement of Operations Data:


                                  Three months ended    Six months ended
                                       June 30,             June 30,
                                    1999        1998     1999       1998
                                    ----        ----     ----       ----
Revenue:
  Commissions                       49.2%       46.2%    49.1%      46.4%
  Principal transactions            17.4        14.2     18.3       14.7
  Investment banking                 7.2        14.0      7.3       12.6
  Asset management                  15.3        14.5     15.0       13.5
  Other                              3.3         3.8      3.3        5.8
  Interest                          16.7        15.2     14.9       14.4
                                   -----       -----    -----      -----
  Total revenue                    109.1       107.9    107.9      107.4
  Interest expense                   9.1         7.9      7.9        7.4
                                   -----       -----    -----      -----
  Net revenue                      100.0       100.0    100.0      100.0
                                   -----       -----    -----      -----

Non-interest expenses:
  Compensation and benefits         60.4        59.9     60.0       59.5
  Brokerage and clearance            6.4         2.9      6.3        2.9
  Communications                     7.3         6.4      7.2        6.6
  Occupancy and equipment            5.8         6.5      5.9        6.3
  Promotional                        3.3         3.4      3.2        3.4
  Other                              7.1         8.3      7.1        8.2
                                   -----       -----    -----      -----
  Total non-interest expenses       90.3        87.4     89.7       86.9

Income before income taxes           9.7        12.6     10.3       13.1

Income tax expense                   3.6         4.8      3.8        5.0
                                   -----       -----    -----      -----

Net income                           6.1%        7.8%     6.5%       8.1%
                                   =====       =====    =====      =====

Three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998

     During the first half of 1999, the Company reported increased revenues, fueled in large part by higher transaction volume and increased assets under management, in the retail brokerage sector. Revenue generated from commissions, principal transactions and asset management activities reached record levels.
As a result, both revenues and expenses are higher in the first half of 1999 when compared to the first half of 1998. Net income decreased 13% in the first half of 1999 when compared to the first half of 1998. This decrease is the combination of merger related expenses totaling approximately $2.9 million incurred in the second quarter of 1999, and a one-time arbitration award ($2.9 million (after tax) received in 1998).

     Total revenue increased $27.6 million and $35.2 million or 13% and 9% to $232.9 million and $449.0 million for the three and six months ended June 30, 1999 from $205.3 million and $413.8 million for the three and six months ended June 30, 1998. Net revenues increased $23.0 million and $31.3 million or 12% and 8% to $213.3 million and $416.3 million for the three and six months ended June 30, 1999 from $190.3 million and $385.0 million for the three and six months ended June 30, 1998.

     Commission revenue increased $17.1 million and $25.6 million or 19% and 14% to $105.0 million and $204.4 million for the three and six months ended June 30, 1999 from $87.9 million and $178.8 million for the three and six months ended June 30, 1998. The increases in commission revenue are due primarily to the continued growth in the number of retail investment consultants and their productivity in the active equity markets in 1999. The increases are also due to growth in sales of mutual fund and annuity products.

     Principal transactions revenue increased $10.0 million and $19.6 million or 37% and 35% to $37.0 million and $76.2 million for the three and six months ended June 30, 1999 from $27.0 million and $56.6 million for the three and six months ended June 30, 1998. These increases are due largely to the consistently strong market conditions in 1999, as well as increased trading volume in the over-the-counter equity markets.

     Investment banking revenue decreased $11.3 million and $18.3 million or 42% and 38% to $15.4 million and $30.2 million for the three and six months ended June 30, 1999 from $26.7 million and $48.5 million for the three and six months ended June 30, 1998. These decreases are due in part to a decline in new issue activity in the Company's niche market of small to middle-sized capitalization companies. The decreases are also due in part to the Company's pending merger with First Union and some of the uncertainties inherent in this type of merger.

     Asset management revenue increased $5.2 million and $10.4 million or 19% and 20% to $32.7 million and $62.5 million for the three and six months ended June 30, 1999 from $27.5 million and $52.1 million for the three and six months ended June 30, 1998, due to the significant growth of client assets invested in managed accounts (approximately 22% over the prior year) and mutual funds and the resulting increase in managed account fees and 12b-1 distribution fees. The increase also reflects the growth in earnings in Mentor Investment Group, in which the Company currently holds a 45% equity interest compared to 20% in the 1998 periods.

     Other income decreased $.2 million and $8.6 million or 2% and 38% to $7.1 million and $13.6 million for the three and six months ended June 30, 1999 from $7.3 million and $22.2 million for the three and six months ended June 30, 1998. This decrease is primarily attributable to the $6.0 million arbitration award received in the first half of 1998; and the sale of 80% of EVEREN Clearing Corporation, formerly a wholly-owned subsidiary, to the Bank of New York in the fourth quarter of 1998. Other income in the first half of 1998 included revenues earned from that subsidiary's clearing and execution business.

     Interest and dividend income increased $6.8 million and $6.5 million or 24% and 12% to $35.7 million and $62.1 million for the three and six months ended June 30, 1999 from $28.9 million and $55.6 million in the corresponding periods in 1998. Net interest increased $2.2 million and $2.6 million or 16% and 10% to $16.1 million and $29.3 million for the three and six months ended June 30, 1999 from $13.9 million and $26.8 million for the three and six months ended June 30, 1998. These increases primarily reflect the 40% growth in average customer margin account balances in the first half of 1999 when compared to 1998.

     Total non-interest expenses increased $26.5 million and $38.8 million or 16% and 12% to $192.8 million and $373.5 million for the three and six months ended June 30, 1999 from $166.3 million and $334.7 million for the three and six months ended June 30, 1998.

     Compensation and benefits expense increased $14.8 million and $21.0 million or 13% and 9% to $128.8 million and $250.0 million for the three and six months ended June 30, 1999 from $114.1 million and $229.0 million for the three and six months ended June 30, 1998. These increases are directly attributable to the growth in commission revenue, principal transactions revenue and asset management revenue in the first half of 1999, resulting in increased production-based payouts and increased production based incentive accruals.

     Brokerage and clearance expense increased $8.1 million and $15.1 million or 147% and 138% to $13.6 million and $26.1 million for the three and six months ended June 30, 1999 from $5.5 million and $11.0 million for the three and six months ended June 30, 1998. These increases reflect the variable nature of this expense, which generally increases in relative proportion to the growth in transactional revenue. These increases are also due to the adoption of a new clearing agreement with BNY Clearing in the fourth quarter of 1998 in connection with the sale of 80% of EVEREN Clearing mentioned earlier. The expenses of EVEREN Clearing, which were primarily fixed in nature and which were previously included in the Company's consolidated results of operations across all expense categories have been eliminated but are offset by increased, primarily variable, clearing expense.

     Communications expense increased $3.4 million and $4.5 million or 27% and 18% to $15.6 million and $30.0 million for the three and six months ended June 30, 1999 from $12.3 million and $25.5 million for the three and six months ended June 30, 1998, primarily due to an increased number of employees in 1999 when compared to the corresponding periods in 1998.

     Occupancy and equipment expense totaled $12.4 million and $24.6 million for the three and six months ended June 30, 1999 as compared to $12.4 million and $24.4 million for the three and six months ended June 30, 1998. The relatively stable expenses are primarily the result of the Company's focus on the utilization of existing facilities in its recruiting efforts and the reduction in occupancy and equipment expenses arising from the sale of EVEREN Clearing.

     Promotional expense increased $.6 million and $.2 million or 9% and 2% to $7.1 million and $13.1 million for the three and six months ended June 30, 1999 from $6.5 million and $12.9 million for the three and six months ended June 30, 1998. The relatively small increases in promotional expense are due in part to some merger-related costs incurred in connection with the First Union transition in the second quarter of 1999.

     Other expenses decreased $.4 million and $2.2 million or 2% and 7% to $15.2 million and $29.6 million for the three and six months ended June 30, 1999 from $15.6 million and $31.8 million for the three and six months ended June 30, 1998. The decrease for the six month period ending June 30, 1999 is related primarily to $1.1 million of fees related to the aforementioned arbitration award in 1998 and expense savings in the current year resulting from the complete integration of Principal Securities into the operations of EVEREN Securities.

     The Company's income tax expense for the three and six months ended June 30, 1999 totaled $7.7 million and $16.0 million, which represented effective tax rates on income before taxes of 37.6% and 37.3% respectively, compared to $9.1 million and $19.3 million or 38.1% and 38.3% effective tax rates for the three and six months ended June 30, 1998.

     Net income decreased $2.1 million and $4.2 million or 14% and 13% to $12.8 million and $26.8 million for the three and six months ended June 30, 1999 from $14.9 million and $31.0 million for the three and six months ended June 30, 1998. Excluding the pretax merger-related costs of $2.9 million in 1999 and a non-recurring after-tax gain of approximately $2.9 million related to an arbitration award in 1998, net income improved in the first half of 1999 to $28.6 million, compared to $28.1 million in 1998.

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

                                                        Three months ended
                                                        ------------------
                                 6/30/99   3/31/99   12/31/98        9/30/98   6/30/98   3/31/98   12/31/97   9/30/97
                                 -------   -------   --------        -------   -------   -------   --------   -------
                                                      (dollars in thousands)
Revenue:
 Commissions                    $104,965  $ 99,432  $  84,951       $ 85,352  $ 87,942  $ 90,843  $  71,137  $ 73,099
 Principal  transactions          37,009    39,213     36,143         28,202    27,005    29,632     26,789    28,174
 Investment banking               15,409    14,822     15,833         21,676    26,668    21,817     28,768    15,272
 Asset management                 32,734    29,758     27,453         28,266    27,521    24,546     20,026    18,493
 Other                             7,100     6,501      7,187          8,436     7,279    14,972      8,672     7,405
 Interest                         35,715    26,386     23,688         28,658    28,915    26,645     22,761    26,201
                                --------  --------  ---------       --------  --------  --------  ---------  --------
 Total revenue                   232,932   216,112    195,255        200,590   205,330   208,455    178,153   168,644
 Interest expense                 19,584    13,198     10,594         14,808    14,984    13,819     10,072    13,113
                                --------  --------  ---------       --------  --------  --------  ---------  --------
 Net revenue                     213,348   202,914    184,661        185,782   190,346   194,636    168,081   155,531
Non-interest expenses:
 Compensation and benefits       128,841   121,140    109,562        110,279   114,091   114,913    100,635    93,024
 Brokerage and clearance          13,565    12,582      9,119          5,324     5,503     5,502      4,438     4,487
 Communications                   15,637    14,367     13,654         13,279    12,265    13,270     11,644    10,996
 Occupancy and equipment          12,438    12,142     10,742         11,946    12,357    12,076     10,479    10,336
 Promotional                       7,084     6,061      5,222          7,729     6,498     6,440      6,384     5,091
 Other                            15,233    14,360     12,813         15,144    15,617    16,167     12,977    11,613
                                --------  --------  ---------       --------  --------  --------  ---------  --------
 Total non-interest expenses     192,798   180,652    161,112        163,701   166,331   168,368    146,557   135,547
 Gain on sale of subsidiary            -         -     19,780              -         -         -          -         -
                                --------  --------  ---------       --------  --------  --------  ---------  --------

Income before income taxes        20,550    22,262     43,329         22,081    24,015    26,268     21,524    19,984

Income tax provision               7,727     8,245     16,788          8,305     9,138    10,127      8,195     7,672
                                --------  --------  ---------       --------  --------  --------  ---------  --------

Net income                      $ 12,823  $ 14,017  $  26,541  (1)  $ 13,776  $ 14,877  $ 16,141  $  13,329  $ 12,312
                                ========  ========  =========       ========  ========  ========  =========  ========

------------------------------------

(1) Includes a $19.8 million pretax ($11.9 million after-tax) gain on the sale of 80% of EVEREN Clearing.

The following table sets forth certain financial data as a percentage of net revenues.

                                                        Three months ended
                                                        ------------------
                                     6/30/99   3/31/99   12/31/98   9/30/98   6/30/98   3/31/98   12/31/97   9/30/97
                                     -------   -------   --------   -------   -------   -------   --------   -------
Revenue:
     Commissions                        49.2%     49.0%      46.0%     45.9%     46.2%     46.7%      42.3%     47.0%
     Principal transactions             17.4      19.3       19.6      15.2      14.2      15.2       15.9      18.1
     Investment banking                  7.2       7.3        8.6      11.7      14.0      11.2       17.1       9.8
     Asset management                   15.3      14.7       14.9      15.2      14.5      12.6       11.9      11.9
     Other                               3.3       3.2        3.8       4.5       3.8       7.7        5.3       4.8
     Interest                           16.7      13.0       12.8      15.4      15.2      13.7       13.5      16.8
                                     -------   -------   --------   -------   -------   -------   --------   -------
     Total revenue                     109.1     106.5      105.7     107.9     107.9     107.1      106.0     108.4
     Interest expense                    9.1       6.5        5.7       7.9       7.9       7.1        6.0       8.4
                                     -------   -------   --------   -------   -------   -------   --------   -------
     Net revenue                       100.0     100.0      100.0     100.0     100.0     100.0      100.0     100.0
                                     -------   -------   --------   -------   -------   -------   --------   -------

Non-interest expenses:
      Compensation and benefits         60.4      59.7       59.3      59.4      59.9      59.0       59.9      59.8
      Brokerage and clearance            6.4       6.2        4.9       2.9       2.9       2.8        2.6       2.9
      Communications                     7.3       7.1        7.4       7.1       6.4       6.8        6.9       7.1
      Occupancy and equipment            5.8       6.0        5.8       6.4       6.5       6.2        6.2       6.6
      Promotional                        3.3       3.0        2.8       4.2       3.4       3.3        3.8       3.3
      Other                              7.1       7.0        7.0       8.1       8.3       8.4        7.8       7.5
                                     -------   -------   --------   -------   -------   -------   --------   -------
      Total non-interest expenses       90.3      89.0       87.2      88.1      87.4      86.5       87.2      87.2
      Gain on sale of subsidiary           -         -       10.7         -         -         -          -         -
                                     -------   -------   --------   -------   -------   -------   --------   -------

Income before income taxes               9.7      11.0       23.5      11.9      12.6      13.5       12.8      12.8

Income tax provision                     3.6       4.1        9.1       4.5       4.8       5.2        4.9       4.9
                                     -------   -------   --------   -------   -------   -------   --------   -------

Net income                               6.1%      6.9%     14.4% (1)   7.4%      7.8%      8.3%       7.9%      7.9%
                                     =======   =======   ========   =======   =======   =======   ========   =======

------------------------------------------

(1) Includes a $19.8 million pretax or 10.7% ($11.9 million after-tax or 6.4%) gain on sale of 80% of EVEREN Clearing.

     The generally upward trend in the Company's net revenues for the eight quarterly periods ended June 30, 1999 reflects generally strong economic and market conditions seen throughout the securities industry. The Company reported strong growth in its retail brokerage activities. The favorable industry conditions combined with the Company's strategy to grow its core business has resulted in considerable growth in both the number of investment consultants and their productivity.

     Net revenues during this eight-quarter period follow the same positive trend. The Company has also grown its customer margin accounts which contributes to this positive trend.

     While in absolute dollar amounts, non-interest expenses have trended up during the eight periods, such increases are generally attributable to the variable nature of compensation and benefits expense and brokerage and clearance expense as well as certain other expenses, which are significantly correlated to revenue growth. As a percentage of net revenues, non-interest expenses have remained generally stable during such periods, which management believes to be a result of the Company's focus on profitability, growth and cost containment.
The second quarter of 1999 includes merger-related costs of $2.9 million, which have negatively impacted total non-interest expenses as a percentage of net revenues.

     Net income after adjustment for merger-related costs and non-recurring items, both in absolute dollar amounts and as a percentage of net revenues, also generally reflect a positive trend during this eight-quarter period.

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

     The Company maintains a $50 million committed revolving credit facility with two banks, all of which is unused at June 30, 1999. The initial term of the agreement was for two years, subject to a one-year extension by mutual agreement of the parties. On March 1, 1999, the Company extended the term of the agreement to June 30, 2000. Commitment fees under this facility are equal to a rate per annum of .25% on the average daily unused balance. Interest on the outstanding borrowing is based upon the Company's election of a "reference rate" equal to LIBOR or the banks' prime rate.

     The Company believes that its current level of equity capital, combined with funds generated from operations, will be adequate to fund its capital needs for the foreseeable future.

Operating Subsidiaries

     The assets of EVEREN Securities, the Company's primary operating subsidiary (the "Subsidiary" or "EVEREN Securities") are highly liquid. The majority of its assets consist of securities inventories and collateralized receivables, both of which fluctuate depending on the levels of customer business. Collateralized receivables consist primarily of customer margin debits and securities purchased under agreements to resell ("resale agreements"), both of which are secured by U.S. government and agency securities or highly marketable corporate debt and equity securities. In addition, EVEREN Securities has significant receivables from customers, brokers and dealers, which turn over rapidly. The Subsidiary's total assets and the individual components of total assets vary significantly from period to period because of changes relating to customer needs and economic and market conditions. A relatively small percentage of total assets is fixed or held for a period of longer than one year. The Company's total assets at June 30, 1999 and December 31, 1998 were approximately $2.9 billion and $2.2 billion, respectively.

     The majority of EVEREN Securities' assets are financed through daily operations by securities sold under agreements to repurchase, securities sold not yet purchased, bank loans, payables to customers, brokers and dealers, and securities loaned. Short-term funding is generally obtained at rates based on the federal funds, LIBOR or money market rates. Other borrowing costs are negotiated depending upon prevailing market conditions. The Company monitors overall liquidity by tracking the extent to which unencumbered marketable assets exceed short-term unsecured borrowings. The Company maintains borrowing relationships with a broad range of banks, financial institutions, counterparties and others. At June 30, 1999, EVEREN Securities had approximately $995 million in uncommitted credit lines with several banks.

     EVEREN Securities maintains two committed secured lines of credit. The first committed line is provided through a $500 million facility from The Bank of New York, ("BONY"). This facility expires on November 1, 1999, but may be extended for 364-day periods by mutual agreement of the parties. Extensions of the facility cannot be made more than twice per year. At June 30, 1999, $500 million of the $835 million in bank loans payable was drawn against this facility. The second line is provided under a $200 million facility from various banks, for which the Company pays a commitment fee on the unused portion. This facility expires on October 29, 1999, but may be extended by mutual agreement of the parties for successive 364-day periods through October 29, 2003. No borrowings were outstanding on this facility at June 30, 1999. Borrowings under each of the committed lines of credit may be secured by either customer margin or firm securities, with interest based upon overnight bank lending rates.

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

     EVEREN Securities is capital intensive. In addition to normal operating requirements, capital is required to cover financing and regulatory charges on securities inventories, investment banking commitments and investments in fixed assets. The Company's overall capital needs are continually reviewed to ensure that its capital base can appropriately support the anticipated needs of the Subsidiary. Management believes that existing capital funds from operations and current credit facilities will be sufficient to finance the operating subsidiary's ongoing businesses. The majority of the assets of EVEREN Securities are funded with liabilities that reprice on a matched basis, generally producing a positive spread. As a result, the Company has modest exposure to fluctuations in interest rates (other than the effect of interest rate volatility on market conditions and prices of fixed income securities, and the impact on the Company's revenues).

Cash Flows

     The Company's statements of consolidated cash flows classify cash flows into three broad categories: net cash flows from operating activities, investing activities and financing activities. The Company's net cash flows are principally associated with operating and financing activities, which support the Company's trading, customer and banking activities.

Six months ended June 30, 1999 and 1998

     Cash and cash equivalents at June 30, 1999 and 1998 totaled $16.4 million and $21.8 million, respectively. The cash balance at June 30, 1998 included $50 million in cash deposited by Principal Securities in a brokerage account at its former clearing broker. These funds were subsequently redeployed within the Company in connection with the integration of Principal Securities into the Company's operations.

     For the six months ended June 30, 1999, cash used by operating activities specifically, through an increase in customer margin debits, was generated primarily in financing activities through increased bank loans. For the six months ended June 30, 1998, cash generated by operating activities was used in financing the acquisition of Principal Securities and a decrease in bank loans payable.

     Operating activities used cash totaling $536.8 million in 1999 and $44.8 million in 1998. In 1999, changes in receivables from brokers and dealers and others of $93.4 million, securities loaned of $9.5 million, net change in receivables from and payables to customer of $428.0 million, and accounts payable and other liabilities of $32.1 million used cash. In 1998, increases in receivables from customers and others of $287.2 million and decreases in securities purchased under agreements to resell of $100.0 million used cash. This was partially offset by an increase in securities loaned $174.8 million and a decrease in receivables from broker-dealers of $71.4 million.

     In 1999, net cash used by investing activities is comprised primarily of the $19.5 million cash used in the acquisition of fixed assets. In 1998, net cash used in investing activities is the result of the $51.3 million cash used to acquire Principal Securities, net of cash acquired.

     In 1999, net cash flows from financing activities amounted to $537.1 million, the net result of a $564.0 million increase in bank loans and $8.6 million of proceeds from the issuance of common stock offset by the payment of dividends of $4.9 million and the repayment of collateralized mortgage obligations of $15.5 million. In 1998, net cash used by financing activities is primarily the result of a $92.0 million increase in bank loans payable.

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

     Risk management at the Company is an integrated process with independent oversight, which requires constant communication, judgment and knowledge of specialized products and markets. The Company's senior management takes an active role in the risk management process and has developed policies and procedures that require specific administrative and business functions to assist in the identification, assessment and control of various risks.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     Market risk refers to the risk that a change in the level of one or more market prices, rates, indices, volatilities, correlations or other market factors, such as liquidity, will result in losses for a specified position or portfolio.

     The Company often acts as a principal in customer-related transactions in financial instruments, which expose the Company to market risks. The Company makes dealer markets in certain equity securities, investment-grade corporate debt, high-yield securities, U.S. government and agency securities, mortgages and mortgage-backed securities, and municipal fixed-income securities. As such, the Company maintains securities inventories to facilitate customer transactions. The Company covers its exposure to market risk by limiting its net long or short positions, both overall and by individual product area, by limiting the number of days inventory is held, by selling or buying similar instruments and by utilizing various derivative financial instruments such as futures and forward and option contracts. The Company's management believes the Company's philosophy, risk management and hedging practices result in carefully managed market exposure and reduced earnings volatility.

     At June 30, 1999 and December 31, 1998, the Company's securities owned and securities sold, not yet purchased consisted of the following (in thousands):

                                       6/30/99   12/31/98
                                      --------  ---------
Owned
-----
Obligations of the U.S. Government
  or its agencies                     $ 99,256  $  45,551
State and municipal obligations         28,518     45,962
Corporate debt obligations              66,261     23,328
Corporate stocks and warrants           22,627     27,394
Other                                    2,490      1,344
                                      --------  ---------
                                      $219,152  $ 143,579
                                      ========  =========

Sold, not yet purchased
-----------------------
Obligations of the U.S. Government
  or its agencies                     $119,417  $  40,717
State and municipal obligations            123        198
Corporate debt obligations               4,325     12,797
Corporate stocks and warrants            6,276      6,074
Other                                    3,065        283
                                      --------  ---------
                                      $133,206  $  60,069
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

          In addition to position and exposure reports, the Company produces a daily revenue report, which summarizes the trading, interest, commissions, fees, underwriting and other revenue items for each of the trading departments. Daily revenue is reviewed for various risk factors and is independently verified by members of the risk management committee. The daily revenue report is summarized by the corporate accounting group and distributed to various levels of management throughout the Company, together with position and exposure reports. These reports enable senior management to monitor and better control the overall activity of the trading areas.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999 described another arbitration proceeding, the status of which has not changed. The Company intends to vigorously defend itself against the allegations in such actions. Although there can be no assurances, the Company does not believe that the ultimate outcome of these matters will have a material adverse effect on its financial condition. Due, however, to the relatively early stage of these matters and the lack of information currently available, management cannot accurately make estimates of potential loss, if any, or assure that these matters will have no material adverse effect on the Company's results of operations in any particular period.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)  The annual meeting of stockholders of the Company was held on May 6, 1999.

(b) At the annual meeting, the following directors, constituting the entire board of directors, were elected until the 2000 annual meeting of stockholders of the Company, or until their respective successors have been elected and qualified: James R. Boris, William T. Esrey, Donald P. Jacobs, Jack Kemp, Homer J. Livingston, Jr., Stephen G. McConahey, James J. O'Connor, Samuel K. Skinner, William C. Springer and Donna F. Tuttle.

(c) The number of votes cast for and withheld for each of the nominees for director were as follows:
                                                         Broker
     Board Member                   For      Withheld  Non-Voters
     ------------                ----------  --------  ----------

     James R. Boris              31,261,240    91,003      0
     William T. Esrey            31,280,813    71,431      0
     Donald P. Jacobs            31,274,494    77,750      0
     Jack Kemp                   31,273,964    78,280      0
     Homer J. Livingston, Jr.    31,283,113    69,131      0
     Stephen G. McConahey        31,265,328    89,916      0
     James J. O'Connor           31,282,750    69,494      0
     Samuel K. Skinner           31,275,694    76,550      0
     William C. Springer         31,282,313    69,931      0
     Donna F. Tuttle             31,278,939    73,305      0

     In addition to the election of directors, the following matter was voted upon by the holders of the Company's Common Stock:

                                                              Broker
                                For       Against  Abstain  Non-Voters
                                ----      -------  -------  ----------

Ratification of Deloitte &
Touche LLP as the Company's
independent accountants for
1999                         31,278,466    54,802   18,975       0

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  Reports on Form 8-K

          The Registrant filed a report on Form 8-K dated June 11, 1999 with regard to its amended merger agreement with First Union Corporation.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, EVEREN has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   EVEREN CAPITAL CORPORATION



Date: August 12, 1999              By:   /s/Arthur J. McGivern
                                         ---------------------
                                         Arthur J. McGivern
                                         Senior Executive Vice President
                                         Treasurer and Chief Financial Officer



                                   By:   /s/Thomas Lux
                                         -------------
                                         Thomas Lux
                                         Executive Vice President
                                         Controller and Chief Accounting Officer